Form 10KSB
period 1997-09-30
CONDOR CAPITAL INC
filed 1998-05-29
CIK 831375

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-KSB
(Mark One)
[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (Fee Required)

     For the fiscal year ended September 30, 1997

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1943 [No Fee Required]

     For the transition period from __________________ to _________________

                              CONDOR CAPITAL, INC.
                  --------------------------------------------
                 (Name of small business issuer in its charter)

           Colorado                                      84-1075696
           --------                                      ----------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)



                8891 East Easter Place, Englewood, Colorado 80112
                -------------------------------------------------
              (Address of principal executive offices) (zip code)


Issuer's telephone number:    303-741-0749
                              ------------

Securities to be registered under Section 12(b) of the Exchange Act:    None

Title of each class: None.
Name of each exchange on which registered: None.
Securities to be registered under Section 12(g) of the Exchange Act: None.

     Check whether the issuer (1) filed all reports to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject
to such filing requirements for the past 90 days. Yes     No   X

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

     State issuer's revenues for its most recent fiscal year. $0.00

     State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold or the average bid and asked prices of such stock, as of a specified date within the past 60 days. There is no established trading market for the Registrant's common stock. Based on the most recent private placement of the Registrant's common stock at a maximum price of $0.0033 per share, the aggregate value of common stock held by non-affiliates is $30,752.

     State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date. 11,820,010 shares of common stock were outstanding as of April 8, 1998.

                    DOCUMENTS INCORPORATED BY REFERENCE: None

Item 1. Business.

(a) General Development of Business.

     Condor Capital, Inc., (the "Registrant") is a corporation formed under the laws of the State of Colorado on December 22, 1987 to evaluate, structure and complete a merger with, or to acquire business prospects consisting of private companies, partnerships or sole proprietorships.

     By Prospectus dated June 8, 1988, the Registrant conducted a public offering whereby it sold 30,000,000 Units at $0.01 per Unit, for net proceeds of approximately $243,000. The public offering closed on October 20, 1988. Each Unit consisted of one share of the Registrants's no par common stock and four
(4) Class A Common Stock purchase warrants. Each Class A Warrant entitled the holder at a price of $0.02 per Class A Warrant exercised, to purchase one share of Common Stock and one Class B Common Stock Purchase Warrant during the two year period commencing June 8, 1988. Each Class B Warrant entitled the holder to purchase one share of Common Stock at $0.03 per share during the three year period commencing on June 8, 1988. The exercise period of the Class A Warrants was extended from time to time but all extension periods have lapsed prior to exercise of any Class A Warrants. Accordingly, all of the Class A Warrants and Class B Warrants have expired by their terms.

     On October 27, 1989, the Registrant and Redding Acquisition Corp., a New York corporation, and B. Meyers & Company, the sole shareholder of Redding
("Redding's Shareholder") entered into an agreement whereby Redding was to become a wholly owned subsidiary of the Registrant. In connection therewith, the Registrant was to issue 133,100,000 restricted shares of its no par value common stock and 141,100 shares of its Class A no par preferred stock to Redding's Shareholder, in exchange for all of the issued and outstanding shares of Redding.

     Redding Acquisition Corp. intended to acquire a television station using the Registrant's capital. Management of Redding represented to management of the Registrant that they were prepared to conclude an acquisition for an identified television station.

     On October 27, 1989,  pursuant to the terms of the agreement,  Messrs. Dale
B. Carson, Robert M. Geller and Sanford L. Schwartz resigned as officers and Directors of the Registrant, and Mr. Allen R. Goldstone resigned as President while remaining on the Board of Directors. Messrs. Tom LaRousch and Bill O'Callaghan were elected President and Secretary/Treasurer, respectively, and were also appointed to the Board of Directors.

     On November 17, 1989, the Registrant's shareholders, at a special meeting, replaced the new Board of Directors with Messrs. Goldstone, Geller and Schwartz, which Directors then replaced Messrs. LaRousch and O'Callaghan with Mr. Goldstone as President, Mr. Geller as Vice President and Mr. Schwartz as Secretary and Treasurer of the Registrant. These Directors also resolved on November 17, 1989, that it would be in the best interest of the Registrant and its shareholders to seek rescission of the Registrant's acquisition of Redding and to recover as much of the Registrant's remaining funds as possible.

     The Board of Directors' decision to seek rescission was based upon the Board's opinion that the officers appointed pursuant to the October 27, 1989 Agreement could not or would not satisfactorily perform their duties and that the continuation of Redding Acquisition Corp. as a wholly owned subsidiary of the Registrant did not sufficiently improve the Registrant's ability to further its business plan nor advance the interests of shareholders so as to justify the number of shares to be issued to Redding's Shareholder, nor justify the further expenditure of its capital pursuant to the business plan of the Redding appointed management.

     On December 20, 1989, the Registrant entered into a settlement agreement with Redding, Meyers and the former officers, directors, shareholder and/or consultant of Redding whereby the Acquisition Agreement of October 27, 1989 was rescinded, the shares to be issued to Redding and to Meyers were canceled and approximately $160,000 was returned to the Registrant.

     On December 14, 1989, the Registrant entered into a letter of intent with Aviation Management Group, Inc. ("AMG"), pursuant to which the Registrant proposed to acquire 100% of the issued and outstanding common stock of AMG in exchange for 160,000,000 restricted shares of the Registrant's no par value common stock and 140,000 shares of the Registrant's convertible preferred stock.

     The definitive agreement with AMG and its shareholders was executed on January 22, 1990. Pursuant to the agreement, 160,000,000 shares of the Registrant's no par value common stock and 140,000 shares of the Registrant's Class B convertible preferred stock were issued to the shareholders of AMG in exchange for 100% of the outstanding common stock of AMG. Sixty million (60,000,000) shares of the Registrant's no par value common stock issued to the AMG shareholders were placed in escrow with legal counsel to the Registrant at that time to be released if and when the Registrant at that time became listed for trading on the National Association of Securities Dealers Automated Quotation (NASDAQ) system by January 25, 1994. The Registrant's Board of Directors set the preferences of the Class B convertible preferred stock as a $0.01 per preferred share liquidation preference prior to a distribution of liquidated assets to common stock, conversion of 40,000 shares of the Class B Preferred to up to 40,000,000 shares of its common stock upon the Registrant's Common Stock becoming listed for trading on NASDAQ, and conversion of the remaining 100,000 shares of the preferred to up to 100,000,000 shares of common stock upon the Registrant having a net worth of at least $2,000,000 as shown on the Registrant's audited financial statements. The 60,000,000 shares of common stock held in escrow were subsequently canceled for failure to obtain NASDAQ listing within the prescribed deadline.

     Also pursuant to the AMG Agreement, Messrs. Goldstone, Carson, Schwartz and Geller resigned as officers and Directors of the Registrant and Messrs. Andrew
L. Stumpf, Burnell M. Calvin, John T. Forrester, Robert J. Brozovich and Robert Hirsekorn were appointed to the Board of Directors of the Registrant. Messrs. Stumpf, Calvin and Forrester were appointed President and Vice Presidents. Kathleen S. Stumpf was appointed Secretary and Treasurer.

     The business plan of the Registrant's new management was to develop a regional airline company through acquisitions and joint ventures. The business plan required significantly greater capital than the Registrant possessed. The Registrant's available business development capital was to be used to pay management's salaries and expenses while seeking potential acquisitions and joint ventures as well as additional financing.

     In March 1990, the new Management of the Registrant began contacting airline and aircraft repair businesses offered for sale in trade publications and evaluating the responses for possible acquisitions. During the fiscal year, the Registrant evaluated approximately twenty-five (25) responses to its inquiries. While several discussions were held with potential acquisitions, no preliminary or definitive agreements were concluded.

     On May 21, 1990 the Registrant, through a newly formed wholly owned subsidiary, Condor Printing and Publishing, Inc., entered into an agreement with Kevin P. Hager, an unaffiliated individual, to purchase a printing business operating as Speedy Print of Aurora for a $55,000 promissory note to be repaid from the operations of the printing business. The Registrant and its President, Mr. Stumpf, guaranteed payment of the Note. Management of the Registrant intended to operate this business in order to generate revenue to continue the primary objective of seeking acquisition of a airline or aircraft repair station.

     Also in May 1990, the Registrant, through Condor Insurance Services, Inc., a newly formed, wholly owned subsidiary, entered into an agreement with Burnell Calvin, the Registrant's Vice President at the time, to operate Mr. Calvin's insurance business in Colorado Springs, Colorado. Management of the Registrant intended to operate this second business in order to generate revenue to continue the primary objective of seeking acquisition of an airline or aircraft repair station.

     On January 31, 1991, the Registrant, its wholly owned subsidiary Condor Printing and Publishing, Inc., Mr. Stumpf and Mr. Hager entered into an agreement whereby the Registrant transferred all assets of the Speedy Print of Aurora business back to Mr. Hager. The Agreement also released the Registrant's guarantee under the May 21, 1990 Agreement.

     On February 18, 1991, the Registrant entered into agreements with Mr. Stumpf and Mr. Calvin respectively whereby in consideration of the transfer to the Registrant of all of each of their respective shares of common stock in the Registrant and mutual indemnification, the Registrant transferred all of its shares in Condor Printing and Publishing, Inc. to Mr. Stumpf and all of its shares in Condor Insurance Services, Inc., to Mr. Calvin. Pursuant to these agreements Messrs., Stumpf and Calvin transferred to the Registrant the 93,120,000 shares of common stock and 6,400,000 shares of common stock issued to them respectively pursuant to the AMG agreement. These shares have since been canceled. A portion of the shares agreed to be canceled were included within the 60,000,000 escrowed shares described above. In addition, all 140,000 shares of the Registrant's Class B convertible preferred stock were subsequently returned to the Registrant for cancellation. As a result of these transactions, AMG remained a subsidiary of the Registrant, but effective January 1, 1995, AMG was administratively dissolved by the office of the Colorado Secretary of State.

     On February 18, 1991, the Board of Directors of the Registrant met to discuss the financial condition of the Registrant. Mr. Stumpf reported that Mr. Forester had resigned his positions with the Registrant due to other responsibilities preventing him from active participation in the affairs of the Registrant. Mr. Stumpf further reported that despite conservative efforts the Registrant's funds had been dissipated in the pursuit of acquisition candidates and that while the corporation's liabilities would be met, the Registrant did not have sufficient capital to continue its search for acquisitions and would have to discontinue operations. Mr. Virgil Rose was appointed to the Board of Directors and Messrs. Stumpf and Calvin and Ms. Stumpf resigned their respective positions with the Registrant. Thereafter, Mr. Rose was appointed President and Mr. Hirsekorn was named as Secretary/Treasurer. The Board also authorized the issuance of 2,000,000 restricted shares of common stock of the Registrant to Robert D. Hirsekorn in consideration of his past services to the Registrant.

     The reconstituted Management of the Registrant resolved to preserve the remaining assets and the corporate existence of the Registrant while continuing to seek a business combination with another entity seeking the advantages of an existing publicly held corporation notwithstanding the Registrant's lack of capital. Management recognized that the Registrant's lack of capital was a serious disadvantage both in terms of attractiveness to a potential acquiring entity as well as restricting Management's ability to promote the Registrant and pursue negotiations. It was determined that the best way to proceed was to seek a business combination partner through the personal business contacts of Management.

     In April 1992, the Registrant entered into negotiations with Analytical Development Corporation (ADC), a company headquartered in Colorado Springs, Colorado, engaged in the business of water pollution remediation through chemical processes. The proposed transaction with ADC contemplated a Plan of Merger with ADC to be submitted to the Registrant's and ADC's shareholders pursuant to a combined proxy and prospectus. On May 15, 1992, ADC terminated the negotiations.

     In August 1992, the Registrant entered into a letter of intent with International Golf Investments (IGI), a California corporation whereby the Registrant agreed to issue to the shareholders of IGI a number of shares of the Registrant's common stock representing not less than ninety percent (90%) of the issued and outstanding shares of the Registrant's common stock in exchange for one hundred percent (100%) of the outstanding shares of IGI. In conjunction with the exchange of shares, nominees designated by IGI would be appointed to the Board of Directors of the Registrant and would constitute a majority of the Board of Directors. IGI was to be engaged in the business of acquiring, developing and operating golf courses in the United States including the retailing of golf related merchandise in its golf course pro shops.

     The letter of intent with IGI contemplated the execution of a definitive agreement containing customary terms for the proposed exchange of shares and change in control. On January 27, 1993, the Registrant informed IGI that the letter of intent was terminated.

     Effective,  December  31,  1992,  Virgil  Rose  resigned as  President  and
Director. Also effective that date John Henz was appointed as Director, Mr. Hirsekorn was named President and Mr. Henz was named Secretary/Treasurer.

     Thereafter the Registrant resumed its original business direction of seeking a merger, reverse acquisition or other defined change in control agreement which would be in the best interests of the Registrant's shareholders. As a result thereof, the Registrant began negotiations with GolfNet Corporation (GolfNet), a California corporation, for a business combination with the Registrant. GolfNet was engaged in the distribution of golf related merchandise, primarily through golf course pro shops. The Registrant entered into an Agreement with GolfNet on August 10, 1993. In connection with the proposed transaction, on August 10, 1993 the Board of Directors authorized a one (1) for two hundred (200) reverse stock split of its common stock, which became effective August 19, 1993.

     For various reasons, the Registrant and GolfNet determined not to proceed to complete the transactions contemplated by the August 10, 1993 Agreement. As a result of the conclusion of the relationship with GolfNet, the Registration was left with virtually no funds and no pending prospects for developing business relationships with other companies. The Registrant did not file any periodic reports with the Securities and Exchange Commission subsequent to the Form 10-Q filed for the quarter ended December 31, 1989 and a Form 8-K on May 10, 1990.

     In August 1997,  John Venette and Sheryl Allen were  appointed to the Board of Directors by the Registrant's then sole director, Robert Hirsekorn. In September 1997, the Registrant completed a private placement of 11,236,651 shares of its common stock for a total purchase price of $33,434.66.

(b) Narrative Description of Business.

     The Registrant has insufficient capital with which to finance cash acquisitions of other business entities. Accordingly, the Registrant will be incapable of acquiring the assets or business of other entities except in those instances where the Registrant exchanges its common stock with those held by the target company and/or the target company's shareholders. Another possibility, although less likely, is that the Registrant may give its common stock to a target in exchange for the target's assets. Management expects that an exchange of the Registrant's Common Stock in a merger or acquisition, if ever, would require the Registrant to issue a substantial number of shares of its common stock. Accordingly, the percentage of common stock held by the Registrant's then current shareholders would be reduced as a result of the increased number of shares of common stock issued and outstanding following any such merger or acquisition.

     The Registrant expects to continue to concentrate primarily on the identification and evaluation of prospective merger or acquisition "target" entities. The Registrant does not intend to act as a general or limited partner in connection with partnerships it may merge with or acquire. Management has not identified any particular area of interest within which the Registrant will continue its efforts. The Registrant's officers and directors will devote only such time as is necessary to seek out a suitable opportunity.

     Management contemplates that the Registrant will seek to merge with or acquire a target company with either assets or earnings, or both, and that preliminary evaluations undertaken by the Registrant will assist in identifying possible target companies. The Registrant has not established a specific level of earnings or assets below which the Registrant would not consider a merger or acquisition with a target company. Moreover, Management may identify a target company generating losses which the Registrant will seek to acquire or merge with the Registrant. There is no assurance that if the Registrant acquires a target company with assets or earnings, or both, that the price of the Registrant's common stock will increase.

     Plan of Acquisition

     In evaluating target companies, Management intends to concentrate on identifying any number of preliminary prospects which may be brought to the attention of management through present associations or otherwise. Management will then apply certain of its broad criteria to the preliminary prospects. Essentially, this will entail a determination by Management as to whether or not the prospects are in an industry which appears promising and whether or not the prospects themselves have potential within their own industries. During this initial screening process, Management will ask and receive answers to questions framed to provide appropriate threshold information, depending upon the nature of the prospect's business. If a prospect is selected for an in-depth review, Management will review in detail the prospect's business activities, including its audited financial statements, if any.

     Management expects to enter into further negotiations with target company management following successful conclusion of financial and evaluation studies. Negotiations with target company management will be expected to focus on the percentage of the Registrant which target company shareholders would acquire in exchange for their shareholdings in the target company. Depending upon, among other things, the target company's assets and liabilities, the Registrant's shareholders will in all likelihood hold a lesser percentage ownership interest in the Registrant following any merger or acquisition. The percentage ownership may be subject to significant reduction in the event the Registrant acquires a target company with substantial assets. Any merger or acquisition effected by the Registrant can be expected to have a significant dilutive effect on the percentage of shares held by the Registrant's then current shareholders.

     The final stage of any merger or acquisition to be effected by the Registrant will require the Registrant to retain the services of its counsel and a qualified accounting firm in order to properly effect the merger or acquisition. The Registrant would incur significant legal fees and accounting costs during the final stages of a merger or acquisition. Also, if the merger or acquisition is successfully completed, Management anticipates that certain costs will be incurred for public relations, such as the dissemination of information to the public, to the shareholders and to the financial community. If the Registrant is unable to complete the merger or acquisition for any reason, the Registrant's then supply of capital may be substantially depleted if legal fees and accounting costs have been incurred. Management intends to retain legal and accounting services only on an as-needed basis in the latter stages of a proposed merger or acquisition. It is likely that the Registrant will seek to accomplish any business combination in a manner which will not require shareholder approval.

     The Registrant may be required to seek additional financing in order to proceed with any proposed transaction with a target company, which could be accomplished by either the sale of common stock, the issuance of debt, or both.

     Competition

     The Registrant will remain an insignificant participant among the firms which engage in mergers with and acquisitions of privately-financed entities. There are many established venture capital and financial concerns which have significantly greater financial and personnel resources and technical expertise than the Registrant. In view of the Registrant's limited financial resources and limited management availability, the Registrant will continue to be at a significant competitive disadvantage compared to the Registrant's competitors.

     Employees

     The Registrant does not have any employees, and did not have any during the fiscal year ended September 30, 1997.

Item 2. Properties.

     The Registrant does not own or lease any property. The Registrant's President provides any office space required by the Registrant at no cost.

Item 3. Legal Proceedings.

     There are no pending legal proceedings involving the Registrant and the Registrant is not aware of any proceeding that any governmental authority or any other party is contemplating.

Item 4. Submission of Matters to a Vote of Security Holders.

     No matters were submitted to a vote of the Registrant's shareholders during the fiscal year ended September 30, 1997.

                                     PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

(a) Market Information.

     During the fiscal year ended September 30, 1997, and during the preceding two fiscal years, there has been no established market for the Registrant's common stock and to the best of the Registrant's knowledge there has been no trading. There are no outstanding options or warrants to purchase any Common Stock, as all previously issued warrants have expired by their terms.

     In September 1997, the Registrant completed a private placement of 11,236,651 shares of its Common Stock to nine accredited investors for a total purchase price of $33,434.66. No underwriter was used and there were no commissions paid. The private placement was exempt from registration under applicable securities laws under Sections 4(2) and 4(6) of the Securities Act of 1933, as amended.

     All of the Registrant's Common Stock except for the shares sold in the foregoing private placement have been held in excess of one year and therefore are eligible for sale pursuant to Rule 144 under the Securities Act of 1933, as amended.

(b) Holders.

     The approximate number of holders of record of the Registrant's Common Stock as of April 8, 1998, was 996.

(c) Dividends.

     Holders of common stock are entitled to receive such dividends as may be declared by the Registrant's Board of Directors. No dividends have been paid with respect to the Registrant's common stock and no dividends are anticipated to be paid in the foreseeable future.

Item 6. Plan of Operation.

     During the last two fiscal years, the Registrant has not had revenues from operations. Rather, the Registrant's plan of operation for the next twelve (12) months is described in the Section above in Item 1(b) entitled "Business - Narrative Description of Business". In the event that the Registrant contacts or is contacted by a private company or other entity which may be considering a merger with or into the Registrant, it is possible that the Registrant would be required to raise additional funds in order to accomplish the transaction. Otherwise, and even though the Registrant only possesses nominal funds, as the Registrant does not engage in any ongoing business which requires the routine expenditure of funds, the Registrant would not be required to raise additional funds during the next twelve months. The Registrant does not routinely expend any funds for the ownership or lease of property, as any routine activities are being conducted out of an office made available by the Registrant's President.

Item 7. Financial Statements.

     The following financial statements are filed as part of this Form 10-KSB: consolidated balance sheets as of September 30, 1997 and September 30, 1996; consolidated statements of operations for the years ended September 30, 1997 and 1996 and cumulative since October 1, 1990 (inception of development stage); consolidated statements of changes in stockholders' equity (deficit) for the years ended September 30, 1997 and September 30, 1996; consolidated statements of cash flows for the years ended September 30, 1997 and 1996 and cumulative since October 1, 1990 (inception of development stage); independent auditor's report.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     On December 5, 1996, Gordon, Hughes & Banks, LLP, Certified Public Accountants, was engaged by the Registrant as the principal accountant to the Registrant. There were no disagreements with former accountants on accounting principles or on any other matter.


                                    PART III

Item 9. Identification of Directors and Executive Officers.

     The following persons served as the directors and officers of the Registrant.

     Robert D. Hirsekorn, age 48, has served as a director of the Registrant since 1992. He has served as the Registrant's president since 1993. During the past five years, Mr. Hirsekorn has been self-employed as a management consultant to companies in health care services, health care product manufacturing, computer software development, and other areas. In addition, in March, 1997, Mr. Hirsekorn was hired as Vice President Finance of Duplication Technology, Inc., a company engaged in the business of Software Duplication Services. This position terminates at the end of April 1998. Mr. Hirsekorn does not serve as a director of any other publicly held company.

     John H. Venette, age 33, is a director of the Registrant and also serves as the treasurer and chief financial officer. He joined the Board of Directors in August 1997. For the past one and one-half (1-1/2) years, Mr. Venette has been employed by Creative Business Strategies Inc., a business consulting firm, as director of research. Prior thereto he was a student at the University of Colorado. He does not serve as a director of any other publicly held company.

     Sheryl E. Allen, age 36, served as a director and as the secretary of the Registrant from August 1997 through March 31, 1998. In 1992 and 1993, Ms. Allen was employed as the assistant to the Vice-President, Planning and Development, by Cowles Business Media of Stamford, Connecticut. Thereafter through March 1998, she was the Office Manager for Creative Business Strategies, Inc., a business consulting firm. She does not serve as a director of any other publicly held company.

     The Registrant's directors hold office until the next annual meeting of the Registrant's shareholders, and officers of the Registrant hold office until removed or replaced by the directors of the Registrant. There is no arrangement or understanding between any director and any other person pursuant to which he or she was selected as a director and officer of the Registrant.

(b) No Significant Employees.

     The Registrant does not employ any person who is expected to make significant contributions to the business of the Registrant and who is not an executive officer.

(c) No Family Relationships.

     There are no family relationships between any director and any person who may be nominated or chosen to be a director or executive officer.

(d) Involvement in Certain Legal Proceedings.

     No event or legal proceeding occurred during the past five years which is material to an evaluation of the ability or integrity of any of the directors.

Item 10. Executive Compensation.

     The only compensation of any kind paid to any director or officer of the Registrant during the fiscal year ended September 30, 1997 or during either of the preceding two fiscal years was the issuance of 35,620 shares of Common Stock to Robert Hirsekorn. Of the shares issued, 12,000 shares had been authorized for issuance in 1991 and 1993 but had never been issued, and 23,620 shares were authorized in August 1997 for services performed for the Company since 1993. There are no standard or other arrangements for the payment of any compensation to directors of the Registrant. There are no employment contracts to which the Registrant is a party.

Item 11. Security Ownership of Certain Beneficial Owners and Management.

(a) Security Ownership of Certain Beneficial Owners.

     The following table sets forth the number of shares of the Registrant's Common Stock owned by each person who, as of April 8, 1998 was known by the Registrant to own beneficially more than five percent (5%) of the Registrant's outstanding Common Stock.

   Name and Address                 Amount and Nature
  of Beneficial Owner            0f Beneficial Ownership     Percent of Class(1)
  -------------------            -----------------------     -------------------

  Michael Friess                  1,137,222 shares; Direct          9.6
  1120 Linden Avenue
  Boulder, Colorado 80304

  Sanford Schwartz                1,231,421 shares; Direct         10.4
  1010 Orange Place
  Boulder, Colorado 80304

  Allen R. Goldstone              1,231,420 shares; Direct         10.4
  2495 Agate Road
  Boulder, Colorado 80304

   Name and Address                 Amount and Nature
  of Beneficial Owner            0f Beneficial Ownership     Percent of Class(1)
  -------------------            -----------------------     -------------------

  Ted Bodensteiner                 960,000 shares; Direct           8.1
  1440 S.W. 19th Street
  Boca Raton, Florida 33486

  Mark DePew                       960,000 shares; Direct           8.1
  851 Windmill Place
  Highlands Ranch, Colorado 80126

  Wei Ying Wong                  2,136,588 shares; Direct          18.1
  2 East End Avenue
  New York, New York 10021

  Chunyian Geng                  1,000,000 shares; Direct           8.5
  375 Park Avenue, Suite 3407
  New York, New York 10152

  D.C. Group, Inc.               1,290,000 shares; Direct           10.9
  375 Park Avenue, Suite 3407
  New York, New York 10152

  JK Global Corp.                1,290,000 shares; Direct           10.9
  375 Park Avenue, Suite 3407
  New York, New York 10152

1  Based upon 11,820,000 shares of Common Stock outstanding on April 8, 1998.

(b) Security Ownership of Management.

     The following table sets forth, as of April 8, 1998 the total number of shares of Common Stock owned by Robert D. Hirsekorn. No other director or officer beneficially owns any securities of the Registrant.

      Name and Address              Amount and Nature
     of Beneficial Owner         of Beneficial Ownership    Percent of Class(2)
     -------------------         -----------------------    -------------------

Robert D. Hirsekorn, President,   38,120 shares; Direct    Less than one percent
Director
8891 East Easter Place
Englewood, Colorado 80112

2  Based upon 11,820,010 shares of Common Stock outstanding on April 8, 1998.

(c) Changes in Control.

     There are no arrangements which may result in a change in control of the Registrant.

Item 12. Certain Relationships and Related Transactions.

     There have not been any reportable transactions during the last two years, and there are no proposed reportable transactions, to which the Registrant was or is to be a party, in which any of the following persons had or is to have a direct or indirect material interest: any director or executive officer of the Registrant, any nominee for election as a director, any security holder owning more than five percent (5%) of the Common Stock, or any member of the immediate family of any of the foregoing group.

Item 13. Exhibits and Reports on Form 8-K.

(a) The financial statements described in Item 7 of this Form 10-KSB follow the signature page of this Form. The following exhibits are also filed as part of this Form.

           3(i) Articles of Incorporation of Registrant as amended

           3(ii) Bylaws of Registrant

           4 Specimen certificate for common stock

           27 Financial Data Schedule

(b) There were no reports on Form 8-K filed during the fiscal year ended September 30, 1997, or at any time since then through the filing of this Form 10-K.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

(Registrant) CONDOR CAPITAL, INC.



By:/s/ Robert D. Hirsekorn                 By:/s/ John H. Venette
   ------------------------------             ---------------------------------
   Robert D. Hirsekorn, President             John H. Venette, Chief Financial
                                              Officer

Date:April 30, 1998                        Date: April 30, 1998


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Signature and Title                                    Date
-------------------                                    ----

/s/ Robert D. Hirsekorn                                April 30, 1998
---------------------------------
Robert D. Hirsekorn
President, Director


/s/ John H. Venette                                    April 30, 1998
---------------------------------
John H. Venette
Director, Treasurer, Chief
  Financial Officer


Supplemental information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Exchange Act by Non-Reporting Issuers

No annual report or proxy material covering the registrant's last fiscal year has been sent to security holders. If such annual report or proxy material is to be furnished to security holders, the registrant shall furnish copies of such material to the Commission when it is sent to security holders.

                              CONDOR CAPITAL, INC.

                              FINANCIAL STATEMENTS

                           SEPTEMBER 30, 1997 AND 1996

                                    CONTENTS

                                                                         Page
                                                                         ----

Independent auditors' report                                                1

Financial statements:

  Balance sheets                                                            2

  Statements of operations                                                  3

  Statements of stockholders' equity (deficit)                          4 - 5

  Statements of cash flows                                                  6

Notes to financial statements                                          7 - 12

                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------


     Board of Directors
     Condor Capital, Inc.
     Denver, Colorado

     We have audited the accompanying balance sheets of Condor Capital, Inc. (a development stage company) as of September 30, 1997 and 1996, and the related consolidated statements of operations, changes in stockholders' equity (deficit) and cash flows for each of the years then ended and for the cumulative period October 1, 1992 to September 30, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements for the cumulative period October 1, 1990 (Inception of the development stage) to September 30, 1992 were audited by other auditors, whose report dated May 4, 1993, expressed an opinion that contained a paragraph that indicated substantial doubt about the Company's ability to continue as a going concern.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Condor Capital, Inc. as of September 30, 1997 and 1996, and the results of its operations and cash flows for each of the years then ended and for the cumulative period
     October 1, 1992 to September 30, 1997, in conformity with generally accepted accounting principles.

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1, the Company does not have ongoing operations and its ability to establish itself as a going concern is dependent upon the Company obtaining sufficient financing to develop viable business operations and, ultimately, to achieve profitable operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



                                                 /s/ Gordon, Hughes & Banks, LLP
                                                 Gordon, Hughes & Banks, LLP

      December 23, 1997,
      Englewood, Colorado


                                      CONDOR CAPITAL, INC.
                                 (A Development Stage Company)
                                        BALANCE SHEETS
                                  SEPTEMBER 30, 1997 AND 1996



                                            Assets


                                                                         1997            1996
                                                                      ---------       ---------

Current Assets, cash                                                  $  11,731       $       0
                                                                      ---------       ---------

Total Assets                                                          $  11,731       $       0
                                                                      =========       =========




                        Liabilities and Stockholders' Equity (Deficit)



Current Liabilities, accounts payable                                 $   4,941       $  22,194
                                                                      ---------       ---------

Stockholder's Equity (Deficit):
     Preferred stock: no par value, 10,000,000
        shares authorized:
           Series A convertible preferred stock:
              Liquidation preference $.01 per share, 141,000
              shares authorized, none issued                                  0               0
           Series B convertible preferred stock:
              Liquidation preference $.01 per share, 140,000
              shares authorized, none issued or
              outstanding for 1997 and 140,000 shares issued
              and outstanding for 1996                                        0               0
     Common stock: no par value, 800,000,000 shares authorized,
        11,820,010 shares issued and outstanding for 1997,
        1,150,739 shares issued and 653,139 shares outstanding
        for 1996                                                        314,916         277,481
     (Deficit) accumulated prior to the development stage              (172,222)       (172,222)
     (Deficit) accumulated during the development stage                (135,904)       (127,453)
                                                                      ---------       ---------

     Total Stockholders' Equity (Deficit)                                 6,790         (22,194)
                                                                      ---------       ---------

Total Liabilities and Stockholders' Equity (Deficit)                  $  11,731       $       0
                                                                      =========       =========





See notes to financial statements                                                        Page 2





                                        CONDOR CAPITAL, INC.
                                    (A Development Stage Company)
                                       STATEMENTS OF OPERATIONS
                           FOR THE YEARS ENDED SEPTEMBER 30, 1997 AND 1996
                AND CUMULATIVE SINCE OCTOBER 1, 1990 (INCEPTION OF DEVELOPMENT STAGE)




                                                   Cumulative
                                                      During
                                                   Development            1997               1996
                                                      Stage
                                                   -----------        -----------        -----------

Operations:
     General and administrative expenses           $   144,065        $    16,141        $     7,542
                                                   -----------        -----------        -----------

          (Loss) from operations                      (144,065)           (16,141)            (7,542)

Other income, interest income                              471                  0                  0
                                                   -----------        -----------        -----------

          (Loss) before extraordinary item            (143,594)           (16,141)            (7,542)

Extraordinary item,
     forgiveness of debt (Note 7)                        7,690              7,690                  0
                                                   ===========        ===========        ===========

          Net (Loss)                                  (135,904)            (8,451)            (7,542)
                                                   ===========        ===========        ===========

Income (loss) per share of common stock:
     (Loss) before extraordinary item              $     (0.09)       $     (0.00)       $     (0.01)
     Extraordinary item                                   0.00               0.00                  0
                                                   -----------        -----------        -----------

          Net (loss)                               $     (0.09)       $     (0.00)       $     (0.01)
                                                   ===========        ===========        ===========

Weighted average number of common
     shares outstanding                              1,562,028          6,572,061            653,139
                                                   ===========        ===========        ===========



See notes to financial statements                                                             Page 3






                                        CONDOR CAPITAL, INC.
                                      (A Development Stage Company)
                         STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                             FOR THE YEARS ENDED SEPTEMBER 30, 1997 AND 1996




                                                                                               (Deficit)
                                           Series B                                           Accumulated
                                       Preferred Stock                 Common Stock             During
                                  ---------------------------   --------------------------    Development
                                    Shares          Amount         Shares        Amount         Stage
                                  ------------    -----------   -----------    -----------   ------------
Balances,
     September 30, 1995                140,000    $         0     1,150,739    $   273,481   $  (119,911)
   Management services
     contributed by officers                 0              0             0          4,000             0
   Net (Loss)                                0              0             0              0        (7,542)
                                   -----------    -----------   -----------    -----------   -----------

Balances,
     September 30, 1996                140,000              0     1,150,739        277,481      (127,453)
                                   -----------    -----------   -----------    -----------   -----------
   Management services
     contributed by officers                 0              0             0          3,900             0
   Issuance of common stock
     to officer for services
     ($.0042 per share)                      0              0        23,620            100             0
   Sale of common stock
     for cash ($.0024 per share)             0              0     2,462,841          5,835             0
   Sale of common stock
     for cash ($.0028 per share)             0              0     3,273,810          9,167             0
   Sale of common stock
     for cash ($.0034 per share)             0              0     1,920,000          6,500             0
   Sale of common stock
     for cash ($.0033 per share)             0              0     3,580,000         11,933             0
   Return and cancellation
     of preferred shares              (140,000)             0             0              0             0
   Return and cancellation
     of common stock from
     former officer                          0              0       (93,400)             0             0
   Cancellation of common
     stock held in escrow
     and in treasury                         0              0      (497,600)             0             0
   Net (Loss)                                0              0             0              0        (8,451)
                                   -----------    -----------   -----------    -----------   -----------

Balances,
     September 30, 1997                      0    $         0    11,820,010    $   314,916   $  (135,904)
                                   ===========    ===========   ===========    ===========   ===========




                                          (Statement continues)


See notes to financial statements                                                             Page 4



                                   CONDOR CAPITAL, INC.
                               (A Development Stage Company)
                  STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                      FOR THE YEARS ENDED SEPTEMBER 30, 1997 AND 1996
                                        (Continued)


                                    (Deficit)
                                   Accumulated
                                    Prior to                   Treasury Stock
                                   Development    ----------------------------------------
                                      Stage          Shares          Amount          Total
Balances,                          ------------   -----------    -----------   -----------
     September 30, 1995            $  (172,222)       497,600    $         0   $   (18,652)
   Management services
     contributed by officers                 0              0              0         4,000
   Net (Loss)                                0              0              0        (7,542)
                                   -----------    -----------    -----------   -----------

Balances,
     September 30, 1996               (172,222)       497,600              0       (22,194)
                                   -----------    -----------    -----------   -----------
   Management services
     contributed by officers                 0              0              0         3,900
   Issuance of common stock
     to officer for services
     ($.0042 per share)                      0              0              0           100
   Sale of common stock
     for cash ($.0024 per share)             0              0              0         5,835
   Sale of common stock
     for cash ($.0028 per share)             0              0              0         9,167
   Sale of common stock
     for cash ($.0034 per share)             0              0              0         6,500
   Sale of common stock
     for cash ($.0033 per share)             0              0              0        11,933
   Return and cancellation
     of preferred shares                     0              0              0             0
   Return and cancellation
     of common stock from
     former officer                          0              0              0             0
   Cancellation of common
     stock held in escrow
     and in treasury                         0       (497,600)             0             0
   Net (Loss)                                0              0              0        (8,451)
                                   -----------    -----------    -----------   -----------

Balances,
     September 30, 1997            $  (172,222)             0    $         0   $     6,790
                                   ===========    ===========    ===========   ===========










See notes to financial statements                                                   Page 5




                                       CONDOR CAPITAL, INC.
                                     (A Development Stage Company)
                                       STATEMENTS OF CASH FLOWS
                            FOR THE YEARS ENDED SEPTEMBER 30, 1997 AND 1996
                AND CUMULATIVE SINCE OCTOBER 1, 1990 (INCEPTION OF DEVELOPMENT STAGE)


                                                          Cumulative
                                                            During
                                                          Development
                                                             Stage            1997             1996
                                                           ---------        ---------        ---------
Cash flows from operating activities:
     Net (loss)                                            $(135,904)       $  (8,451)       $  (7,542)
     Adjustments to reconcile net (loss)
        to cash used by operating activities:
          Loss on disposal of assets                          20,169                0                0
          Issuance of stock for services                       6,100              100                0
          Management services contributed                     23,900            3,900            4,000
          Changes in assets and liabilities:
             Decrease in prepaid expenses                      3,634                0                0
             Increase (decrease)
               in accounts payable                             3,802          (17,253)           3,542
                                                           ---------        ---------        ---------

     Net cash (used) by operating activities                 (78,299)         (21,704)               0
                                                           ---------        ---------        ---------

Cash flows from financing activities:
     Proceeds from issuance of common stock                   33,435           33,435                0
     Contributions to capital                                 14,000                0                0
                                                           ---------        ---------        ---------

     Net cash provided by financing activities                47,435           33,435                0
                                                           ---------        ---------        ---------

Net (decrease) increase in cash                              (30,864)          11,731                0


Cash, beginning of period                                     42,595                0                0
                                                           ---------        ---------        ---------

Cash, end of period                                        $  11,731        $  11,731        $       0
                                                           =========        =========        =========






See notes to financial statements                                                               Page 6


                              CONDOR CAPITAL, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                           SEPTEMBER 30, 1997 AND 1996


Note 1 -  Operations and Summary of Significant Accounting Policies

          Organization
          ------------

          Condor Capital, Inc. (the "Company") was incorporated in Colorado on December 22, 1987. As further discussed in Note 2, in January 1990 Condor Capital, Inc. acquired all of the outstanding common stock of Aviation Management Group, Inc. ("AMG" and also referred to as the "Company"). For accounting purposes, the acquisition was treated as a recapitalization of the Company with AMG being treated as the acquirer (in a reverse acquisition).

          After the acquisition, AMG conducted business as Condor Capital, Inc. AMG was incorporated January 5, 1987 under the name Spectrum Publications, Inc. ("Spectrum") as a Colorado corporation. In November 1989, Spectrum amended its Articles of Incorporation and changed its name to Aviation Management Group, Inc. The Company had no operations prior to October 1989. In October 1989, the Company entered the insurance and printing business.

          Later in 1990, all of the Company's insurance and printing operations were terminated. Therefore, effective October 1, 1990, the Company reentered the development stage as defined in Statement of Financial Accounting Standards No. 7, "Accounting and Reporting by Development Stage Enterprises." Since entering the development stage, the Company has had a number of acquisition negotiations with other companies, none of which have resulted in an acquisition. In the future, the Company intends to evaluate, structure and complete a merger with, or acquisition of, prospects consisting of private companies, partnerships or sole proprietorships. The Company may seek to acquire a controlling interest in such entities in contemplation of later completing an acquisition.

          Effective January 1, 1995, AMG was administratively dissolved by the office of the Colorado Secretary of State. As a result, Condor Capital, Inc. (the former legal acquirer) ceased to have a subsidiary and became the sole surviving entity.

          Basis of Presentation and Going Concern
          ---------------------------------------

          The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The consolidated financial statements do not include any adjustments relating to the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to obtain additional financing as may be required and to develop viable business operations that will generate sufficient cash flow to meet its obligations on a timely basis. If the Company cannot raise additional capital or debt financing, it may not be able to continue as a going concern.

                              CONDOR CAPITAL, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                           SEPTEMBER 30, 1997 AND 1996
                                   (CONTINUED)


Note 1 - Operations and Summary of Significant Accounting Principles (Continued)

          Net (Loss) Per Share of Common Stock
          ------------------------------------

          Net (loss) per share of common stock is based on the weighted average number of shares of common stock outstanding during each year and for the cumulative period in development stage.

          Cash Equivalents
          ----------------

          For statement of cash flows purposes, the Company considers any short-term investments with original maturities of three months or less to be cash equivalents.

          Use of estimates
          ----------------

          The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates. Significant estimates have been made with regards to estimates of contributed services.

          Reverse Stock Split
          -------------------

          Effective August 19, 1993, the Company approved a one for two hundred reverse stock split of all outstanding common shares and common stock purchase warrants. All share amounts, warrant amounts and (losses) per share amounts have been retroactively restated for the reverse stock split.

          Presentation of treasury stock
          ------------------------------

          Colorado state law was revised in 1995 to eliminate the concept of treasury stock. As a result, the outstanding shares on the balance sheets are presented net of treasury stock. However, for explanatory purposes, the Statement of Changes in Stockholders' Equity (Deficit) presents the treasury stock until canceled in 1997.

Note 2 -  Business Combination

          Condor Capital, Inc. ("Condor") was formed on December 22, 1987 and completed a public offering in 1988.

          Effective January 22, 1990, Condor acquired 100% of the issued and outstanding common stock of AMG in exchange for 800,000 shares of its common stock and 140,000 shares of its series B convertible preferred

                              CONDOR CAPITAL, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                           SEPTEMBER 30, 1997 AND 1996
                                   (CONTINUED)


Note 2 -  Business Combination (Continued)

          stock. Of the 800,000 shares of common stock, 300,000 shares were placed in escrow to be released if the Company became listed on NASDAQ by a specified date. Since the Company did not become listed on NASDAQ by the specified date, the 300,000 shares, along with other shares as described below, were presented in the Statement of Changes in Stockholders' Equity (Deficit) as treasury stock until cancellation in 1997.

          In March 1990, the Company formed Condor Printing and Publishing, Inc. ("Condor Printing") and Condor Insurance Services, Inc. ("Condor Insurance") as wholly owned subsidiaries. Condor Printing acquired a printing shop and Condor Insurance acquired an insurance agency. Subsequently, these businesses were determined by management to be unsuccessful and were returned to their original owners in exchange for 597,600 shares (which included the 300,000 shares held in treasury) that the owners had received in the business combination between the Company (AMG) and Condor. The 597,600 shares were presented as held in treasury since 1991, but were recorded in treasury without value since the investment in Condor Printing and Condor Insurance had been written off earlier. In 1997, all treasury shares were canceled.

          Condor has had no operations; however, Condor had net assets of approximately $171,000 when it acquired AMG in 1990. As a result of this transaction, the previous owners of AMG obtained 71% of the outstanding common stock of Condor. Accordingly, this acquisition was accounted for using the purchase method and as a recapitalization of AMG whereby AMG was the acquiror for accounting purposes. For legal purposes, Condor was considered the acquiring company; hence, the Company prior to the acquisition was AMG and after the acquisition was the consolidated entity.

          Under reverse acquisition accounting, the capital structure of Condor carries forward in the consolidated entity and an adjustment to transfer Condor's cumulative losses from accumulated (deficit) to common stock was made in the amount of $96,289. The adjustment effectively eliminated Condor's cumulative losses prior to the merger with AMG. The primary components of Condor's cumulative (losses) of $96,289 at the time of acquisition consisted of cumulative interest income ($16,902), cumulative operating expenses ($63,376) and a write off of the investment in an attempted acquisition ($49,815).

          From the date of the business combination to January 1, 1995, the Company operated as a consolidated entity. However, effective January 1, 1995, AMG was administratively dissolved by the office of the Colorado Secretary of State. As a result, Condor Capital, Inc. (the former legal acquirer) ceased to have a subsidiary and became the sole surviving entity. For accounting purposes, the accounting in earlier years for the reverse acquisition and historical status of AMG remains unchanged. The dissolution of AMG does not cause any accounting adjustment to the financial statements.

Note 3 -  Common and Preferred stock

          As described in Note 1, the Company reentered the development stage on October 1, 1990. The following information describes the changes in components of the Company's stockholders' equity (deficit) from the date of reentering the development stage on October 1, 1990 to September 30, 1995.



                              CONDOR CAPITAL, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                           SEPTEMBER 30, 1997 AND 1996
                                   (CONTINUED)


Note 3 -  Common and Preferred stock (Continued)


                                                 Series B
                                             Preferred Stock                    Common Stock
                                        --------------------------        --------------------------       Cumulative
                                         Shares           Amount           Shares           Amount          (Deficit)
                                        ---------        ---------        ---------        ---------        ---------

Balances, October 1, 1990                 140,000        $       0        1,135,280        $ 237,481        $(172,222)


Cash contributed to capital                     0                0                0           14,000                0
Issuance of common stock to
   shareholder for services                     0                0           15,000            6,000                0
Shares issued in stock split                    0                0              459                0                0
Management services contributed
   by shareholders                              0                0                0           16,000                0
Net  (losses)  from October 1, 1990
to September 30, 1995                           0                0                0                0         (119,911)
                                        ---------        ---------        ---------        ---------        ---------

Balances, September 30, 1995              140,000        $       0        1,150,739        $ 273,481        $(292,133)
                                        =========        =========        =========        =========        =========



          In January 1990 and in conjunction with the acquisition of AMG, the Company had established a series B convertible preferred stock with 140,000 shares authorized. The 140,000 shares of preferred stock were issued to former AMG stockholders . The preferred stock was convertible into common stock under certain conditions. Those conditions were never attained and no preferred shares were ever converted into common stock. The preferred shares were returned to the Company and canceled in 1997 along with the shares of common stock, as described below.

          In fiscal 1991 and 1993, the Company issued 15,000 shares of common stock to the Company's management for services valued at $6,000.

          In 1993 and 1994, the Company conducted merger negotiations with Golfnet Corporation ("Golfnet"). At that time, Golfnet paid a total of $14,000 for legal and accounting services provided to the Company in connection with the merger. To facilitate the merger, the Board of Directors of the Company enacted a 200 for 1 reverse split of the Company's common stock and negotiated with former AMG shareholders to retrieve and cancel 497,600 common shares and 140,000 preferred shares originally issued to them. However, the negotiations with Golfnet terminated. The Company retained those shares and canceled them, along with an additional 93,400 shares returned by AMG shareholders, in 1997.

                              CONDOR CAPITAL, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                           SEPTEMBER 30, 1997 AND 1996
                                   (CONTINUED)


Note 3 -  Common and Preferred stock (Continued)

          During the year ended September 30, 1997, the Company awarded 23,620 shares of common stock to the Company's president and valued the transaction at $100. Management services during the year valued at $3,900 were contributed by officers and certain shareholders. The Company sold 2,462,841 shares, 3,273,810 shares and 1,920,000 shares to current stockholders for $5,835, $9,167 and $6,500, respectively. In addition, the Company sold 3,580,000 shares to outside investors for $11,993.

Note 4 -  Related Party Transactions

          From 1993 to the present time, management has contributed services without compensation. The services have been valued and expensed at a range of $4,000 to $8,000 per year for a total of $23,900.

          The Company  currently  utilizes  office  space  provided  free by the
          Company's  President.  In  addition,   shareholders  have  contributed
          management services to the Company (Note 3).

Note 5 -  Incentive Stock Option Plan

          In February 1988, the Company's Board of Directors authorized an Incentive Stock Option Plan and reserved 10,000,000 shares of the Company's no par value common stock for issuance to key employees. The Board of Directors is authorized to determine the exercise price, time period, number of shares subject to the option, and the identity of those persons receiving the options. As of September 30, 1997, no options have been granted pursuant to the plan.

Note 6 -  Income Taxes

          At September 30, 1997, the Company has a net operating loss (NOL) carry-forward for tax purposes of approximately $309,000 (expiring in the years 2004 to 2011).

          Deferred tax assets at September 30, 1997 and 1996 are as follows:

                                                         1997            1996
          Deferred tax assets due to:                 ---------       ---------
               Net operating loss carry-forward       $ 114,155       $ 111,619

          Valuation allowance for deferred
               tax asset                               (114,155)       (111,619)
                                                      ---------       ---------

                  Net deferred tax asset              $       0       $       0
                                                      =========       =========

                              CONDOR CAPITAL, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                           SEPTEMBER 30, 1997 AND 1996
                                   (CONTINUED)


Note 6 -  Income Taxes (Continued)

          Deferred income taxes are recorded to reflect the tax consequences on future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year end. Deferred income tax assets are recorded to reflect the tax consequences on future years of income tax carry-forward benefits, reduced by benefit amounts not expected to be realized by the Company.

          There was no income tax provision or benefit for the years ended September 30, 1997 and 1996.


Note 7 -  Extraordinary Item

          During the year ended September 30, 1997, the Company settled $13,690 of their accounts payable for $6,000. In accordance with Statement of Financial Standards ("SFAS") No.15, "Accounting by Debtors and Creditors for Troubled Debt Restructurings", Company has treated the gain of $7,690 as an extraordinary item in the statement of operations.

                                  EXHIBIT INDEX


  Exhibit No
  ----------

  3(i)               Articles of Incorporation of Registrant as amended
  3(ii)              Bylaws of Registrant
  4                  Specimen certificate for common stock
  27                 Financial Data Schedule