Form 10QSB
period 1997-12-31
CONDOR CAPITAL INC
filed 1998-08-14
CIK 831375

U.S. SECURITIES AND EXCHANGE COMMISSION

                              Washington D.C. 20549

                                   FORM 10-QSB

(MARK ONE)

[  X  ]  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
         ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1997

[     ]  TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
         ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______ TO _______

Commission File Number 033-20848-D

                               CONDOR CAPITAL INC.
                               -------------------

         Colorado                                        84-1075696
         --------                                        ----------
(State or other jurisdiction of                 (I.R.S. Employer I.D. Number)
  Incorporation or organization)

                 8891 E. Easter Place, Englewood, Colorado 80112
                 -----------------------------------------------
               (Address of principal executive offices) (Zip Code)

Issuer's telephone number:  303-741-0749

Securities to be registered under Section 12 (b) of the Exchange Act:  None

Title of each class:  None
Name of each exchange on which registered:  None
Securities to be registered under Section 12 (g) of the Exchange Act:  None

     Check whether the issuer (1) filed all reports to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [ X ]

     State the number of shares outstanding of each of the Issuer's classes of common equity as of the latest practicable date. 11,820,010 shares of common stock were outstanding as of December 31, 1997.



Part One.  FINANCIAL INFORMATION

     Item 1. Financial Statements

                                  CONDOR CAPITAL INC.
                             (A Development stage Company)
                                    BALANCE SHEETS

                                        Assets

                                                             December 31,  September 30,
                                                                  1997         1997
                                                               ---------    ---------
                                                              (Unaudited)   (Audited)

Current Assets,  Cash                                          $   6,790    $  11,731
                                                               ---------    ---------

Total assets                                                   $   6,790    $  11,731
                                                               =========    =========

                         Liabilities and Stockholders' Equity


 Current liabilities, Accounts payable                         $   2,800    $   4,941


 Stockholders' equity:  (Deficit)
    Preferred stock: no par value, 10,000,000
    shares authorized
       Series A convertible preferred stock:
         Liquidation preference $ .01 per share,
         140,000 shares authorized, none issued                        0            0

       Series B convertible preferred stock:
         Liquidation preference $ .01 per share,
         140,000 shares authorized, none issued                        0            0
 Common stock, $.00 par value, 800,000,000 shares authorized
    11,820,010 shares issued and outstanding                     314,916      314,916
 (Deficit)  accumulated prior to the development stage          (172,222)    (172,222)
                                                               ---------    ---------
 (Deficit)  accumulated during the development stage            (138,704)    (135,904)
                                                               ---------    ---------
 Total stockholders' equity                                        3,990        6,790
                                                               ---------    ---------

 Total liabilities and stockholders' equity                    $   6,790    $  11,731
                                                               =========    =========





                                      CONDOR CAPITAL INC.
                                 (A Development Stage Company)
                                   STATEMENTS OF OPERATIONS
                                          (Unaudited)


                                                                Three Months Ended December 31,
                                                                ------------------------------

                                               Cumulative
                                                  During
                                               Development
                                                  Stage             1997             1996
                                               -----------       ----------       -----------
Operations:
     General and Administrative expenses       $   146,865       $    2,800       $     1,886
                                               -----------       ----------       -----------
          (Loss) from operations                   (146865)          (2,800)           (1,886)
Other Income, Interest Income:                         471                0                 0
          (Loss) before extraordinary item        (146,394)          (2,800)           (1,886)
Extraordinary item, forgiveness of debt              7,690                0                 0

Net income (loss)                                 (138,704)      $   (2,800)      $    (1,886)
                                               ===========       ==========       ===========


Net income (loss) per common share             $     (.072)      $   (.0002)      $     (.001)
                                               ===========       ==========       ===========

Weighted average number of common shares
outstanding                                      1,915,752       11,820,010         1,510,039
                                               ===========       ==========       ===========






                                       CONDOR CAPITAL INC.
                                 (A Development Stage Company)
                                    STATEMENTS OF CASH FLOWS
                                           (Unaudited)

                                                                      Three Months Ended December 31,
                                                                      ------------------------------

                                                    Cumulative
                                                      During
                                                    Development
                                                       Stage            1997            1996
                                                     ---------       ---------        ---------
Cash flows from operating activities:
     Net income (loss)                               $(138,704)      $  (2,800)       $  (1,886)

     Adjustments to reconcile net (loss) to cash
         used by  operating activities:
                Loss on disposal of assets              20,169               0                0
                Issuance of stock for services           6,100               0                0
                Management services contributed         23,900               0                0
                Changes in assets and liabilities:
                      Decrease in prepaid expenses       3,634               0                0
                      Increase (Decrease) in
                       accounts payable                  1,661          (2,141)           1,886

                                                     ---------       ---------        ---------

     Net cash (used) by operating activities           (83,240)         (4,941)               0
                                                     ---------       ---------        ---------

Cash flows from financing activities:
     Proceeds from issuance of common stock             33,435               0                0
     Contributions to capital                           14,000               0                0
                                                     ---------       ---------        ---------

     Net cash provided by financing activities          47,435               0                0
                                                     ---------       ---------        ---------

Net  (decrease) increase in cash                       (35,805)         (4,941)               0

Cash beginning of period                                42,595          11,731                0
                                                     ---------       ---------        ---------

Cash end of period                                   $   6,790       $  11,731        $       0
                                                     =========       =========        =========



                               CONDOR CAPITAL INC.
                          (A Development Stage Company)

                          Notes to Financial Statements
                                   (Unaudited)

                                December 31, 1998


Note 1 - Basis of Presentation

Management represents that the unaudited financial statements furnished herein reflect all normal and recurring adjustments that are, in the opinion of management, necessary for a fair representation of the results for the interim periods. These statements should be read in conjunction with the financial statements and notes thereto included in Form 10-KSB for the fiscal year ended September 30, 1997, which is available without cost from Condor Capital Inc. upon request.

Year 2000 Issue
---------------

The Company is aware of the issues associated with the programming code in existing computer systems as the millennium (Year 2000) approaches. Since the Company does not currently own any computers or software, it does not foresee a problem at this time. Any future purchases of computers or software will address the (Year 2000) issue.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

As in the fiscal year ended September 30, 1998, Condor Capital continues to concentrate primarily on the identification and evaluation of prospective merger or acquisition "target" entities. The Company does not intend to act as a general or limited partner in connection with partnerships it may merge with or acquire. Management has not identified any particular area of interest within which the Company will continue its efforts. The Company's officers and directors will devote only such time as is necessary to seek out a suitable opportunity.

With this in mind, the only expenses that the Company continues to incur are those expenses related to stock transfer, legal counsel as needed, and accounting costs. The Company's continuation as a going concern is dependent upon its ability to obtain additional financing as may be required and it continues to do so to that end.

At the present time, management is not actively pursuing any specific entity for merger or acquisition.

Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized

                                               CONDOR CAPITAL INC.
                                                  (Registrant)


                                               /s/ Robert D. Hirsekorn
                                               ------------------------
                                               By:  Robert D. Hirsekorn
August 14, 1998                                     President