Form 10QSB
period 1998-03-31
CONDOR CAPITAL INC
filed 1998-08-14
CIK 831375

U.S. SECURITIES AND EXCHANGE COMMISSION

                              Washington D.C. 20549

                                   FORM 10-QSB

(MARK ONE)

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998

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

         Check whether the issuer (1) filed all reports to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [ X ]

         State the number of shares outstanding of each of the Issuer's classes of common equity as of the latest practicable date. 11,820,010 shares of common stock were outstanding as of March 31, 1998.



Part One.  FINANCIAL INFORMATION

         Item 1.  Financial Statements

                                                 CONDOR CAPITAL INC.
                                            (A Development stage Company)
                                                    BALANCE SHEETS

                                                        Assets

                                                                           March 31,           September 30,
                                                                             1998                  1997
                                                                          ----------             ---------
                                                                         (Unaudited)              (Audited)

 Current Assets,  Cash                                                    $   3,990               $  11,731
                                                                          ---------               ---------

 Total assets                                                             $   3,990               $  11,731
                                                                          =========               =========

                                Liabilities and Stockholders' Equity

 Current liabilities, Accounts payable                                    $   3,186               $   4,941


 Stockholders' equity:  (Deficit)
       Preferred stock:  no par value, 10,000,000
         shares authorized
          Series A convertible preferred stock:
            Liquidation preference  $ .01 per share,
            140,000 shares authorized, none issued                                0                       0
                         authorized, none issued

           Series B convertible preferred stock:
             Liquidation preference $ .01 per share,
             140,000 shares authorized, none issued                               0                       0
Common stock, $.00 par value, 800,000,000 shares
    authorized 11,820,010 shares issued and outstanding                     314,916                 314,916
(Deficit) accumulated prior to the development stage                       (172,222)               (172,222)
                                                                          ---------               ---------
(Deficit)  accumulated during the development stage                        (141,890)               (135,904)
                                                                          ---------               ---------
 Total stockholders' equity                                                     804                   6,790
                                                                          ---------               ---------

 Total liabilities and stockholders' equity                               $   3,990               $  11,731
                                                                          =========               =========





                                                 CONDOR CAPITAL INC.
                                            (A Development Stage Company)
                                               STATEMENTS OF OPERATIONS
                                                     (Unaudited)


                                                                     Three Months Ended                    Six Months Ended
                                                                           March 31,                           March 31,
                                                                 ------------------------------      ------------------------------

                                                Cumulative
                                                  During
                                               Development
                                                  Stage              1998              1997             1998               1997
                                               ------------      ------------      ------------      ------------      ------------
Operations:
     General and Administrative
      expenses                                 $    150,051      $      3,186      $      4,752      $      5,986      $      6,638
                                               ------------      ------------      ------------      ------------      ------------
          (Loss) from operations                   (150,051)           (3,186)           (4,752)           (5,986)           (6,638)
Other Income, Interest Income:                          471                 0                 0                 0                 0
          (Loss) before
          extraordinary item                       (149,580)           (3,186)           (4,752)           (5,986)           (6,638)
Extraordinary item, forgiveness
of debt                                               7,690                 0                 0                 0                 0

Net income (loss)                                  (141,890)           (3,186)           (4,752)     $     (5,986)     $     (6.638)
                                               ============      ============      ============      ============      ============

Net income (loss) per common
share                                          $      (.063)           (.0003)           (.0008)     $     (.0005)     $      (.002)
                                               ============      ============      ============      ============      ============

Weighted average number of common
shares outstanding                                2,245,894        11,820,010         6,009,281        11,820,010         3,759,660
                                               ============      ============      ============      ============      ============





                                                 CONDOR CAPITAL INC.
                                            (A Development Stage Company)
                                               STATEMENTS OF CASH FLOWS
                                                     (Unaudited)

                                                                       Three Months Ended             Six Months Ended
                                                                            March 31,                     March 31,
                                                                    ------------------------      -------------------------
                                                     Cumulative
                                                       During
                                                     Development
                                                       Stage          1998           1997            1998          1997
                                                     ---------      ---------      ---------      ---------      ---------
Cash flows from operating activities:
        Net income (loss)                           $ (141,890)     $  (3,186)     $  (4,752)     $  (5,986)     $  (6,638)
        Adjustments to reconcile net (loss)
        to  cash  used  by  operating
        activities:
          Loss on disposal of assets                    20,169              0              0              0              0
          Issuance of stock for  services                6,100              0              0              0              0
          Management services
          Contributed                                   23,900              0              0              0              0
          Changes in assets and liabilities:
            Decrease in prepaid expenses                 3,634              0              0              0              0
            Increase (Decrease) in accounts
             payable                                     2,047            386          4,752         (1,755)         1,886
                                                     ---------      ---------      ---------      ---------      ---------

        Net cash (used) by operating
        activities                                     (86,040)        (2,800)             0         (7,741)             0
                                                     ---------      ---------      ---------      ---------      ---------

   Cash flows from financing activities:
        Proceeds from issuance of
        common stock                                    33,435              0              0              0              0
        Contributions to capital                        14,000              0              0              0              0
                                                     ---------      ---------      ---------      ---------      ---------

        Net cash provided by
        financing activities                            47,435              0              0              0              0
                                                     ---------      ---------      ---------      ---------      ---------

   Net  (decrease) increase in cash                    (38,605)        (2,800)             0         (7,741)             0

   Cash beginning of period                             42,595          6,790         11,731              0
                                                     ---------      ---------      ---------      ---------      ---------

   Cash end of period                                $   3,990      $   3,990      $       0      $   3,990      $       0
                                                     =========      =========      =========      =========      =========



                               CONDOR CAPITAL INC.
                          (A Development Stage Company)

                          Notes to Financial Statements
                                   (Unaudited)

                                 March 31, 1998


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


                                                /s/ Robert D. Hirsekorn
                                                --------------------------------
                                                By:  Robert D. Hirsekorn
August 14, 1998                                      President