Form 10QSB
period 1998-06-30
CONDOR CAPITAL INC
filed 1998-08-14
CIK 831375

U.S. SECURITIES AND EXCHANGE COMMISSION

                              Washington D.C. 20549

                                   FORM 10-QSB

(MARK ONE)

[   X  ]  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
          ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998

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

         Check whether the issuer (1) filed all reports to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [ X ]

         State the number of shares outstanding of each of the Issuer's classes of common equity as of the latest practicable date. 11,820,010 shares of common stock were outstanding as of June 30, 1998.



Part One.  FINANCIAL INFORMATION

         Item 1.  Financial Statements

                                       CONDOR CAPITAL INC.
                                   (A Development stage Company)
                                         BALANCE SHEETS

                                             Assets
                                                                        June 30,          September 30,
                                                                         1998                 1997
                                                                     -----------           ----------
                                                                     (Unaudited)            (Audited)

Current Assets,  Cash                                                $     804              $  11,731
                                                                     ---------              ---------
Total assets                                                         $     804              $  11,731
                                                                     =========              =========


                                Liabilities and Stockholders' Equity

Current liabilities, Accounts payable                                $   4,142              $   4,941

Stockholders' equity:  (Deficit)
   Preferred stock:  no par value,
    10,000,000 shares authorized
     Series A convertible preferred stock:
      Liquidation preference  $ .01 per share,
      140,000 shares authorized, none issued                                 0                      0

     Series B convertible preferred stock:
      Liquidation preference $ .01 per share,
      140,000 shares authorized, none issued                                 0                      0
Common stock, $.00 par value, 800,000,000 shares
     authorized 11,820,010 shares issued and outstanding               314,916                314,916
(Deficit)  accumulated prior to the development stage                 (172,222)              (172,222)
                                                                     ---------              ---------
(Deficit)  accumulated during the development stage                   (146,032)              (135,904)
                                                                     ---------              ---------
Total stockholders' equity                                              (3,338)                 6,790
                                                                     ---------              ---------

Total liabilities and stockholders' equity                           $     804              $  11,731
                                                                     =========              =========


                                                      CONDOR CAPITAL INC.
                                                 (A Development Stage Company)
                                                    STATEMENTS OF OPERATIONS
                                                          (Unaudited)


                                                                       Three Months Ended                  Nine Months Ended
                                                                            June 30,                           June 30,
                                                                 ------------------------------      ------------------------------
                                                Cumulative
                                                  During
                                                Development
                                                   Stage              1998             1997             1998                1997
                                               ------------      ------------      ------------      ------------     -------------
Operations:
     General and Administrative
      expenses                                 $    154,193      $      4,142      $      5,252      $     10,128      $     11,890
                                               ------------      ------------      ------------      ------------      ------------
          (Loss) from operations                   (154,193)           (4,142)           (5,252)          (10,128)          (11,890)
Other Income, Interest Income:                          471                 0                 0                 0                 0
          (Loss) before
          extraordinary item                       (153,722)           (4,142)           (5,252)          (10,128)          (11,890)
Extraordinary item, forgiveness
of debt                                               7,690                 0                 0                 0                 0

Net income (loss)                                  (146,032)           (4,142)           (5,252)     $    (10,128)     $    (11,890)
                                               ============      ============      ============      ============      ============

Net income (loss) per common
share                                          $      (.057)     $     (.0004)     $     (.0006)     $     (.0009)     $      (.002)
                                               ============      ============      ============      ============      ============

Weighted average number of common
shares outstanding                                2,554,732        11,820,010         8,402,121        11,820,010         5,307,147
                                               ============      ============      ============      ============      ============





                                                 CONDOR CAPITAL INC.
                                            (A Development Stage Company)
                                               STATEMENTS OF CASH FLOWS
                                                     (Unaudited)

                                                                   Three Months Ended               Nine Months Ended
                                                                        June 30,                        June 30,
                                                                -------------------------       --------------------------
                                              Cumulative
                                                During
                                              Development
                                                 Stage             1998            1997            1998            1997
                                               ----------       ---------       ---------       ---------       ----------
Cash flows from operating activities:
   Net income (loss)                            $(141,890)      $  (4,142)      $  (5,252)      $ (10,128)      $  (6,638)
   Adjustments to reconcile net (loss)
   to cash used by operating activities:
      Loss on disposal of assets                   20,169               0               0               0               0
      Issuance of stock for services                6,100               0               0               0               0
      Management services
      Contributed                                  23,900               0               0               0               0
      Changes in assets and
       liabilities:
         Decrease in prepaid expenses               3,634               0               0               0               0
         Increase (Decrease)
          in accounts payable                       2,047             956           5,252            (799)          1,886
                                                ---------       ---------       ---------       ---------       ---------

      Net cash (used) by operating
      activities                                  (86,040)         (3,186)              0         (10,927)              0
                                                ---------       ---------       ---------       ---------       ---------

 Cash flows from financing activities:
      Proceeds from issuance of
      common stock                                 33,435               0               0               0               0
      Contributions to capital                     14,000               0               0               0               0
                                                ---------       ---------       ---------       ---------       ---------

      Net cash provided by
      financing activities                         47,435               0               0               0               0
                                                ---------       ---------       ---------       ---------       ---------

 Net  (decrease) increase in cash                 (38,605)         (3,186)              0         (10,927)              0
 Cash beginning of period                          42,595           3,990          11,731               0
                                                ---------       ---------       ---------       ---------       ---------

 Cash end of period                             $   3,990       $     804       $       0       $     804       $       0
                                                =========       =========       =========       =========       =========



                               CONDOR CAPITAL INC.
                          (A Development Stage Company)

                          Notes to Financial Statements
                                   (Unaudited)

                                  June 30, 1998


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


                                             /s/  Robert D. Hirsekorn
                                            ------------------------------------
                                             By:  Robert D. Hirsekorn
August 14, 1998                              President