Form 10KSB
period 1998-09-30
CONDOR CAPITAL INC
filed 1999-01-11
CIK 831375

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-KSB
(Mark One)


[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (Fee Required) For the fiscal year ended September 30, 1998

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1943 [No Fee Required]

     For the transition period from ____________ to _______________

                              CONDOR CAPITAL, INC.
                              --------------------
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

     Check whether the issuer (1) filed all reports to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject
to such filing requirements for the past 90 days. Yes  X    No

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

                           11,820,010 shares of common
                  stock were outstanding as of January 6, 1999
                  --------------------------------------------

                   DOCUMENTS INCORPORATED BY REFERENCE:  None

Item 1. Business.
-----------------

(a)  General Development of Business.
     --------------------------------

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

     In May of 1998, Sheryl Allen resigned as Secretary and a member of the Board of Directors. John Venette assumed the responsibilities as Secretary.

(b)  Narrative Description of Business.
     ----------------------------------

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

     Plan of Acquisition
     -------------------

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

     Competition
     -----------

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

     Employees
     ---------

     The Registrant does not have any employees, and did not have any during the fiscal year ended September 30, 1998.

Item 2. Properties.
-------------------

     The Registrant does not own or lease any property. The Registrant's President provides any office space required by the Registrant at no cost.

Item 3. Legal Proceedings.
--------------------------

     There are no pending legal proceedings involving the Registrant and the Registrant is not aware of any proceeding that any governmental authority or any other party is contemplating.

Item 4. Submission of Matters to a Vote of Security Holders.
------------------------------------------------------------

     No matters were submitted to a vote of the Registrant's shareholders during the fiscal year ended September 30, 1998.

                                     PART II

Item 5. Market for Common Equity and Related Stockholder Matters.
-----------------------------------------------------------------

(a)  Market Information.
     -------------------

     During the fiscal year ended September 30, 1998, and during the preceding two fiscal years, there has been no established market for the Registrant's common stock and to the best of the Registrant's knowledge there has been no trading. There are no outstanding options or warrants to purchase any Common Stock, as all previously issued warrants have expired by their terms.

(b)  Holders.
     --------

     The approximate number of holders of record of the Registrant's Common Stock as January 6, 1999, was 996.

(c)  Dividends.
     ----------

     Holders of common stock are entitled to receive such dividends as may be declared by the Registrant's Board of Directors. No dividends have been paid with respect to the Registrant's common stock and no dividends are anticipated to be paid in the foreseeable future.

Item 6. Plan of Operation.
--------------------------

     During the last two fiscal years, the Registrant has not had revenues from operations. Rather, the Registrant's plan of operation for the next twelve (12) months is described in the Section above in Item 1(b) entitled "Business - Narrative Description of Business". In the event that the Registrant contacts or is contacted by a private company or other entity which may be considering a merger with or into the Registrant, it is possible that the Registrant would be required to raise additional funds in order to accomplish the transaction. The Registrant intends to raise a nominal amount of money in a private placement to pay outstanding professional fees and other bills related to periodic filings with regulatory agencies and to maintaining the Registrant's corporate status in good standing. Otherwise, and even though the Registrant only possesses nominal funds, as the Registrant does not engage in any ongoing business which requires the routine expenditure of funds, the Registrant would not be required to raise additional funds during the next twelve months. The Registrant does not routinely expend any funds for the ownership or lease of property, as any routine activities are being conducted out of an office made available by the Registrant's President.

Item 7. Financial Statements.
-----------------------------

     The following financial statements are filed as part of this Form 10-KSB: consolidated balance sheets as of September 30, 1998 and September 30, 1997; consolidated statements of operations for the years ended September 30, 1998 and 1997 and cumulative since October 1, 1990 (inception of development stage); consolidated statements of changes in stockholders' equity (deficit) for the years ended September 30, 1998 and September 30, 1997; consolidated statements of cash flows for the years ended September 30, 1998 and 1997 and cumulative since October 1, 1990 (inception of development stage); independent auditor's report.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
--------------------------------------------------------------------------------

     On December 5, 1996, Gordon, Hughes & Banks, LLP, Certified Public Accountants, was engaged by the Registrant as the principal accountant to the Registrant. There were no disagreements with former accountants on accounting principles or on any other matter.


                                    PART III

Item 9. Identification of Directors and Executive Officers.
-----------------------------------------------------------

     The following persons served as the directors and officers of the Registrant.

     Robert D. Hirsekorn, age 49, has served as a director of the Registrant since 1992. He has served as the Registrant's president since 1993. During the past five years, Mr. Hirsekorn has been self-employed as a management consultant to companies in health care services, health care product manufacturing, computer software development, and other areas. In addition, in March, 1997, Mr. Hirsekorn was hired as Vice President Finance of Duplication Technology, Inc., a company engaged in the business of Software Duplication Services. This position terminated at the end of April 1998. Mr. Hirsekorn does not serve as a director of any other publicly held company.

     John H. Venette, age 34, is a director of the Registrant and also serves as the secretary, treasurer and chief financial officer. He joined the Board of Directors in August 1997. For the past two and one-half (2-1/2) years, Mr. Venette has been employed by Creative Business Strategies Inc., a business consulting firm, as director of research. Prior thereto he was a student at the University of Colorado. He does not serve as a director of any other publicly held company.

     The Registrant's directors hold office until the next annual meeting of the Registrant's shareholders, and officers of the Registrant hold office until removed or replaced by the directors of the Registrant. There is no arrangement or understanding between any director and any other person pursuant to which he or she was selected as a director and officer of the Registrant.

(b)  No Significant Employees.
     -------------------------

     The Registrant does not employ any person who is expected to make significant contributions to the business of the Registrant and who is not an executive officer.

(c)  No Family Relationships.
     ------------------------

     There are no family relationships between any director and any person who may be nominated or chosen to be a director or executive officer.

(d)  Involvement in Certain Legal Proceedings.
     -----------------------------------------

     No event or legal proceeding occurred during the past five years which is material to an evaluation of the ability or integrity of any of the directors.

Item 10. Executive Compensation.
--------------------------------

     The only compensation of any kind paid to any director or officer of the Registrant during the fiscal year ended September 30, 1998 or during either of the preceding two fiscal years was the issuance of 35,620 shares of Common Stock to Robert Hirsekorn. Of the shares issued, 12,000 shares had been authorized for issuance in 1991 and 1993 but had never been issued, and 23,620 shares were authorized in August 1997 for services performed for the Company since 1993. There are no standard or other arrangements for the payment of any compensation to directors of the Registrant. There are no employment contracts to which the Registrant is a party.

Item 11. Security Ownership of Certain Beneficial Owners and Management.
------------------------------------------------------------------------

(a)  Security Ownership of Certain Beneficial Owners.
     ------------------------------------------------

     The following table sets forth the number of shares of the Registrant's Common Stock owned by each person who, as of January 6, 1999 was known by the Registrant to own beneficially more than five percent (5%) of the Registrant's outstanding Common Stock.

    Name and Address                 Amount and Nature
  of Beneficial Owner             of Beneficial Ownership    Percent of Class(1)
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
375 Park Avenue, Suite 3407
New York, New York 10152

(1)  Based upon  11,820,000  shares of Common  Stock  outstanding  on January 6,
     1999.

(b)  Security Ownership of Management.
     ---------------------------------

     The following table sets forth, as of January 6, 1999 the total number of shares of Common Stock owned by Robert D. Hirsekorn. No other director or officer beneficially owns any securities of the Registrant.

      Name and Address              Amount and Nature
     of Beneficial Owner         of Beneficial Ownership    Percent of Class(2)
     -------------------         -----------------------    -------------------

Robert D. Hirsekorn, President,   38,120 shares; Direct    Less than one percent
Director
8891 East Easter Place
Englewood, Colorado 80112

(2)  Based upon  11,820,010  shares of Common  Stock  outstanding  on January 6,
     1999.

(c)  Changes in Control.
     -------------------

     There are no arrangements which may result in a change in control of the Registrant.

Item 12. Certain Relationships and Related Transactions.
--------------------------------------------------------

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

Item 13. Exhibits and Reports on Form 8-K.
------------------------------------------

(a) The financial statements described in Item 7 of this Form 10-KSB follow the signature page of this Form. The following exhibits are also filed as part of this Form.

           3(i)*       Articles of Incorporation of Registrant as amended
           3(ii)*      Bylaws of Registrant
           4*          Specimen certificate for common stock
           27          Financial Data Schedule

* Incorporated by reference to the Registrant's Form 10-KSB filed for the fiscal year ended September 30, 1997

(b) There were no reports on Form 8-K filed during the fiscal year ended September 30, 1998, or at any time since then through the filing of this Form 10-K.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

(Registrant)  CONDOR CAPITAL, INC.



By: /s/ Robert D. Hirsekorn          By: /s/ John H. Venette
   --------------------------------     ----------------------------------------
   Robert D. Hirsekorn, President       John H. Venette, Chief Financial Officer

Date: January 8, 1999                Date: January 8, 1999
     ------------------------------       --------------------------------------


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



    Signature                       Title                            Date
    ---------                       -----                            ----

/s/ Robert D. Hirsekorn
--------------------------      President, Director              January 8, 1999
Robert D. Hirsekorn

/s/ John H. Venette
--------------------------      Director, Treasurer, Chief
John H. Venette                 Financial Officer                January 8, 1999



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

                                  EXHIBIT INDEX


     Exhibit No
     ----------

     27           Financial Data Schedule

                              CONDOR CAPITAL, INC.

                              FINANCIAL STATEMENTS

                           SEPTEMBER 30, 1998 AND 1997

                                    CONTENTS


                                                                         Page
                                                                         ----

       Independent auditors' report                                       F-1

       Financial statements:

             Balance sheets                                               F-2

             Statements of operations                                     F-3

             Statements of stockholders' equity (deficit)             F-4 - 5

             Statements of cash flows                                     F-6

       Notes to financial statements                                 F-7 - 14

                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------


Board of Directors
Condor Capital, Inc.
Denver, Colorado

We have audited the accompanying balance sheets of Condor Capital, Inc. (a development stage company) as of September 30, 1998 and 1997, and the related statements of operations, changes in stockholders' equity (deficit) and cash flows for each of the years then ended and for the cumulative period October 1, 1992 to September 30, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements for the cumulative period October 1, 1990 (Inception of the development stage) to September 30, 1992 were audited by other auditors, whose report dated May 4, 1993, expressed an opinion that contained a paragraph that indicated substantial doubt about the Company's ability to continue as a going concern.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Condor Capital, Inc. as of September 30, 1998 and 1997, and the results of its operations and cash flows for each of the years then ended and for the cumulative period October 1, 1992 to September 30, 1998, in conformity with generally accepted accounting principles.

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




                                                     Gordon, Hughes & Banks, LLP

December 10, 1998,
Englewood, Colorado


                                    CONDOR CAPITAL, INC.
                               (A Development Stage Company)
                                      BALANCE SHEETS
                                SEPTEMBER 30, 1998 AND 1997

                                                                       1998         1997
                                                                       ----         ----

                                          Assets

     Current assets, cash                                            $     901    $  11,731
                                                                     ---------    ---------

Total assets                                                         $     901    $  11,731
                                                                     =========    =========


                      Liabilities and Stockholders' Equity (Deficit)

Current liabilities
     Accounts payable                                                $  12,344    $   4,941
     Note payable, stockholder                                           1,000         --
                                                                     ---------    ---------

     Total current liabilities                                          13,344        4,941

Stockholders' equity (deficit):
     Preferred stock: no par value, 10,000,000
       shares authorized:
         Series A convertible preferred stock:
           Liquidation preference $.01 per share, 141,100
           shares authorized, none issued or outstanding
           for 1998 and 1997                                              --           --
         Series B convertible preferred stock:
           Liquidation preference $.01 per share, 140,000
           shares authorized, none issued or outstanding
           for 1998 and 1997                                              --           --
     Common stock: no par value, 800,000,000 shares authorized,
        11,820,010 shares issued and outstanding for 1998 and 1997     318,916      314,916
     (Deficit) accumulated prior to the development stage             (172,222)    (172,222)
     (Deficit) accumulated during the development stage               (159,137)    (135,904)
                                                                     ---------    ---------

     Total stockholders' equity (deficit)                              (12,443)       6,790
                                                                     ---------    ---------

Total liabilities and stockholders' equity (deficit)                 $     901    $  11,731
                                                                     =========    =========



See notes fo financial statements

                                CONDOR CAPITAL, INC.
                            (A Development Stage Company)
                              STATEMENTS OF OPERATIONS
                  FOR THE YEARS ENDED SEPTEMBER 30, 1998 AND 1997
       AND CUMULATIVE SINCE OCTOBER 1, 1990 (INCEPTION OF DEVELOPMENT STAGE)


                                         Cumulative
                                            During
                                         Development
                                            Stage            1998            1997
                                            -----            ----            ----

Operations:
   General and administrative expenses   $    167,298    $     23,233    $     16,141
                                         ------------    ------------    ------------

      (Loss) from operations                 (167,298)        (23,233)        (16,141)

Other income, interest income                     471            --              --
                                         ------------    ------------    ------------

      (Loss) before extraordinary item       (166,827)        (23,233)        (16,141)

Extraordinary item,
   Forgiveness of debt (Note 7)                 7,690            --             7,690
                                         ------------    ------------    ------------

       Net (loss)                        $   (159,137)   $    (23,233)   $     (8,451)
                                         ============    ============    ============

Basic income (loss) per share:
   (Loss) before extraordinary item      $      (0.06)   $       --      $       --
   Extraordinary item                            --              --              --
                                         ------------    ------------    ------------
       Net (loss)                        $      (0.06)   $       --      $       --
                                         ============    ============    ============

Weighted average number of common
   shares outstanding                       2,844,276      11,820,010       6,752,061
                                         ============    ============    ============



See notes fo financial statements

                                        CONDOR CAPITAL, INC.
                                    (A Development Stage Company)
                      STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                           FOR THE YEARS ENDED SEPTEMBER 30, 1998 AND 1997


                                                                                         (Deficit)
                                                                                        Accumulated
                                             Series B                                     During
                                          Preferred Stock          Common Stock         Development
                                          Shares  Amount       Shares        Amount        Stage
                                          ------  ------       ------        ------        -----
Balances,
       September 30, 1996                140,000    $--      1,150,739    $   277,481   $  (127,453)
   Management services
       contributed by officers              --       --           --            3,900          --
   Issuance of common stock
       to officer for services
       ($.0042 per share)                   --       --         23,620            100          --
   Sale of common stock
       for cash ($.0024 per share)          --       --      2,462,841          5,835          --
   Sale of common stock
       for cash ($.0028 per share)          --       --      3,273,810          9,167          --
   Sale of common stock
       for cash ($.0034 per share)          --       --      1,920,000          6,500          --
   Sale of common stock
       for cash ($.0033 per share)          --       --      3,580,000         11,933          --
   Return and cancellation
       of preferred shares              (140,000)    --           --             --            --
   Return and cancellation
       of common stock from
       former officer                       --       --        (93,400)          --            --
   Cancellation of common
       stock held in escrow
       and in treasury                      --       --       (497,600)          --            --
   Net (Loss)                               --       --           --             --          (8,451)
                                     -----------    ----   -----------    -----------   -----------

Balances,
       September 30, 1997                   --       --     11,820,010        314,916      (135,904)
   Management services
       contributed by officers              --       --           --            4,000          --
   Net (Loss)                               --       --           --             --         (23,233)
                                     -----------    ----   -----------    -----------   -----------

Balances,
       September 30, 1998                   --      $--     11,820,010    $   318,916   $  (159,137)
                                     ===========    ====   ===========    ===========   ===========



                                    CONDOR CAPITAL, INC.
                                (A Development Stage Company)
                   STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                       FOR THE YEARS ENDED SEPTEMBER 30, 1998 AND 1997
                                         (CONTINUED)


                                       (Deficit)
                                      Accumulated
                                       Prior to
                                      Development          Treasury Stock
                                         Stage           Shares      Amount         Total
                                         -----           ------      ------         -----
Balances,
       September 30, 1996            $  (172,222)       497,600    $      --     $   (22,194)
   Management services
       contributed by officers              --             --             --           3,900
   Issuance of common stock
       to officer for services
       ($.0042 per share)                   --             --             --             100
   Sale of common stock
       for cash ($.0024 per share)          --             --             --           5,835
   Sale of common stock
       for cash ($.0028 per share)          --             --             --           9,167
   Sale of common stock
       for cash ($.0034 per share)          --             --             --           6,500
   Sale of common stock
       for cash ($.0033 per share)          --             --             --          11,933
   Return and cancellation
       of preferred shares                  --             --             --            --
   Return and cancellation
       of common stock from
       former officer                       --             --             --            --
   Cancellation of common
       stock held in escrow
       and in treasury                      --         (497,600)          --            --
   Net (Loss)                               --             --             --          (8,451)
                                     -----------    -----------    -----------   -----------

Balances,
       September 30, 1997               (172,222)          --             --           6,790
   Management services
       contributed by officers              --             --             --           4,000
   Net (Loss)                               --             --             --         (23,233)
                                     -----------    -----------    -----------   -----------

Balances,
       September 30, 1998            $  (172,222)          --      $      --     $   (12,443)
                                     ===========    ===========    ===========   ===========



See notes fo financial statements

                              CONDOR CAPITAL, INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED SEPTEMBER 30, 1998 AND 1997
     AND CUMULATIVE SINCE OCTOBER 1, 1990 (INCEPTION OF DEVELOPMENT STAGE)


                                               Cumulative
                                                  During
                                               Development
                                                  Stage         1998         1997
                                                  -----         ----         ----

Cash flows from operating activities:
   Net (loss)                                   $(159,137)   $ (23,233)   $  (8,451)
   Adjustments to reconcile net (loss)
      to cash (used) by operating activities:
         Loss on disposal of assets                20,169         --           --
         Issuance of stock for services             6,100         --            100
         Management services contributed           27,900        4,000        3,900
         Changes in assets and liabilities:
            Decrease in prepaid expenses            3,634         --           --
            Increase (decrease)
               in accounts payable                 11,205        7,403      (17,253)
                                                ---------    ---------    ---------

   Net cash (used) by operating activities        (90,129)     (11,830)     (21,704)
                                                ---------    ---------    ---------

Cash flows from financing activities:
   Proceeds from note payable                       1,000        1,000         --
   Proceeds from issuance of common stock          33,435         --         33,435
   Contributions to capital                        14,000         --           --
                                                ---------    ---------    ---------

   Net cash provided by financing activities       48,435        1,000       33,435
                                                ---------    ---------    ---------

Net (decrease) increase in cash                   (41,694)     (10,830)      11,731

Cash, beginning of period                          42,595       11,731         --
                                                ---------    ---------    ---------

Cash, end of period                             $     901    $     901    $  11,731
                                                =========    =========    =========



See notes fo financial statements

                              CONDOR CAPITAL, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                           SEPTEMBER 30, 1998 AND 1997


Note 1 - Operations and Summary of Significant Accounting Policies

     Organization
     ------------

     Condor Capital, Inc. (the "Company") was incorporated in Colorado on December 22, 1987. In January 1990, Condor Capital , Inc. acquired all of the outstanding common stock of Aviation Management Group, Inc. ("AMG" and also referred to as the "Company"). For accounting purposes, the acquisition was treated as a recapitalization of the Company with AMG being treated as the acquirer ( in a reverse acquisition).

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

     Basis of Presentation and Going Concern
     ---------------------------------------

     The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The financial statements do not include any adjustments relating to the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to obtain additional financing as may be required and to develop viable business operations that will generate sufficient cash flow to meet its obligations on a timely basis. If the Company cannot raise additional capital or debt financing, it may not be able to continue as a going concern.

                              CONDOR CAPITAL, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                           SEPTEMBER 30, 1998 AND 1997
                                   (CONTINUED)


Note 1 - Operations and Summary of Significant Accounting Principles (Continued)

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

     Net Earnings (Loss) per share
     -----------------------------

     In February 1997, the Financial Accounting Standards Board issued Financial Accounting Standard No. 128 ("SFAS No. 128"), addressing earnings per share. SFAS No. 128 changed the methodology of calculating earnings per share and renamed the two calculations basic earnings per share and diluted earnings per share. The calculations differ by eliminating any common stock equivalents (such as stock options, warrants, and convertible preferred stock) from basic earnings per share and changes certain calculations when

                              CONDOR CAPITAL, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                           SEPTEMBER 30, 1998 AND 1997
                                   (CONTINUED)


Note 1 - Operations and Summary of Significant Accounting Principles (Continued)

     Earnings per share (continued)
     ------------------------------

     computing diluted earnings per share. The Company has adopted SFAS No. 128 in fiscal year 1998. Earnings (Loss) per share in fiscal 1997 is unchanged by the retroactive application of SFAS No. 128.

     The following is a reconciliation of the numerators and denominators used in the calculations of basic and diluted earnings (loss) per share for the years ended September 30, 1998, and 1997:


                                                 1998                            1997

                                                             Per                               Per
                                      Net                   Share       Net                   Share
                                    (Loss)        Shares    Amount    (Loss)        Shares    Amount
                                    ------        ------    ------    ------        ------    ------
Basic earnings per share:
   Net (loss) and share amounts   $  (23,233)   11,820,010   $--    $   (8,451)    6,752,061   $--

Dilutive securities:
   Stock warrents                       --            --      --          --            --      --
                                  ----------    ----------   ----   ----------    ----------   ----

Dilutive earnings per share:
   Net (loss) and assumed share
   conversion                     $  (23,233)   11,820,010   $--    $   (8,451)    6,752,061   $--
                                  ==========    ==========   ====   ==========    ==========   ====


     Capital Structure
     -----------------

     In February 1997, the Financial Accounting Standards Board issued SFAS No. 129, "Disclosure of Information about Capital Structure" ("SFAS No. 129"), which requires all companies to disclose all relevant information regarding their capital structure. SFAS No. 129 presentation is required for reporting periods ending after December 15, 1997. Based on the capital structure disclosures presented in the accompanying financial statements and notes thereto, the Company does not believe that any additional disclosures will be required as a result of adopting this pronouncement in fiscal 1998.

     Comprehensive income
     --------------------

     In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"), which establishes

                              CONDOR CAPITAL, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                           SEPTEMBER 30, 1998 AND 1997
                                   (CONTINUED)


Note 1 - Operations and Summary of Significant Accounting Principles (Continued)

     Comprehensive income (continued)
     --------------------------------

     standards for reporting of comprehensive income. This pronouncement requires that all items recognized under accounting standards as components of comprehensive income, as defined in the pronouncement, be reported in a financial statement that is displayed with the same prominence as other financial statements. Comprehensive income includes changes in equity during a period, except those changes resulting from investments by and distributions to owners. Under comprehensive income, the Company would report unrealized gains and losses on investments in debt and equity securities. The financial statement presentation required under SFAS No. 130 is effective for all fiscal years beginning after December 15, 1997. The Company will adopt SFAS No. 130 in fiscal 1999 but expects no financial impact on prior periods as a result of adoption of this pronouncement.

     Segment reporting
     -----------------

     In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information" ("SFAS No. 131"), which amends the requirements for a public enterprise to report financial and descriptive information about its reportable operating segments. Operating segments, as defined in the pronouncement, are components of an enterprise about which separate financial information is available that is evaluated regularly by the Company in deciding how to allocate resources and in assessing performance. The financial information is required to be reported on the basis that is used internally for evaluating segment performance and deciding how to allocate resources to segments. The disclosures required by SFAS No. 131 are effective for all fiscal years beginning after December 15, 1997. The Company will adopt SFAS No. 131 in fiscal year 1999.

     Pension and other post-retirement benefits
     --------------------'----------------------

     Statement of Financial Accounting Standards No. 132, "Employers' Disclosures about Pension and Other Post-retirement Benefits" is effective for financial statements with fiscal years beginning after December 31, 1997. Earlier application is permitted. The new standard revises employers' disclosures about pension and other post-retirement benefit plans but does not change the measurement or recognition of those plans. SFAS No. 132 standardizes the disclosure requirements for pensions and other post-retirement benefits to the extent practicable, requires additional information on change in the benefit obligations and fair values of the plan assets that will facilitate financial analysis and eliminates certain disclosures previously required when no longer useful. The Company does not expect the adoption of SFAS No. 132 to have a material effect, if any, on its results of operation.

                              CONDOR CAPITAL, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                           SEPTEMBER 30, 1998 AND 1997
                                   (CONTINUED)


Note 1 - Operations and Summary of Significant Accounting Principles (Continued)

     Derivatives instruments ans hedging activities
     ----------------------------------------------

     The Financial Accounting Standards Board has recently issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). SFAS No. 133 established standards for recognizing all derivative instruments including those for hedging activities as either assets or liabilities in the statement of financial position and measuring those instruments at fair value. This Statement is effective for fiscal years beginning after June 30, 1999. The Company has not yet determined the effect, if any, of SFAS No. 133 on its financial statements.

Note 2 - Note payable to Stockholder

     During 1998, a stockholder advanced the Company $1,000. The amount payable to the stockholder bears no interest rate or maturity date. The note is unsecured and has been presented as a current liability.

Note 3 - Common and Preferred stock

     As described in Note 1, the Company reentered the development stage on October 1, 1990. The following information describes the changes in components of the Company's stockholders' equity (deficit) from the date of reentering the development stage on October 1, 1990 to September 30, 1996.


                                           Series B
                                        Preferred Stock       Common Stock
                                       -----------------  ---------------------   Cumulative
                                         Shares   Amount   Shares       Amount    (Deficit)
                                         ------   ------   ------       ------    ---------

Balances, October 1, 1990                140,000   $--    1,135,280   $ 237,481   $(172,222)

Cash contributed to capital                 --      --         --        14,000        --
Issuance of common stock to
   shareholder for services                 --      --       15,000       6,000        --
Shares issued in stock split                --      --          459        --          --
Management services contributed
   by shareholders                          --      --         --        20,000        --
Net (losses) from October 1, 1990 to
   September 30, 1996                       --      --         --          --      (127,453)
                                       ---------   ----   ---------   ---------   ---------

Balances, September 30, 1996             140,000   $--    1,150,739   $ 277,481   $(299,675)
                                       =========   ====   =========   =========   =========



     In January 1990 and in conjunction with the acquisition of AMG, the Company had established a series B convertible preferred stock with 140,000 shares

                              CONDOR CAPITAL, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                           SEPTEMBER 30, 1998 AND 1997
                                   (CONTINUED)


Note 3 - Common and Preferred stock (Continued)

     authorized. The 140,000 shares of preferred stock were issued to former AMG stockholders . The preferred stock was convertible into common stock under certain conditions. Those conditions were never attained and no preferred shares were ever converted into common stock. The preferred shares were returned to the Company and canceled in 1997 along with the shares of common stock, as described below.

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

     During the year ended September 30, 1997, the Company awarded 23,620 shares of common stock to the Company's president and valued the transaction at $100. Management services during the year valued at $3,900 were contributed by officers and certain shareholders. The Company sold 2,462,841 shares, 3,273,810 shares and 1,920,000 shares to current stockholders for $5,835, $9,167 and $6,500, respectively. In addition, the Company sold 3,580,000 shares to outside investors for $11,993. During the year ended September 30, 1998, there were no common or preferred stock transactions. However, management services valued at $4,000 were contributed to the Company by certain shareholders.

Note 4 - Related Party Transactions

     From 1993 to the present time, management has contributed services without compensation. The services have been valued and expensed at a range of $4,000 to $8,000 per year for a total of $27,900.

     The Company currently utilizes office space provided free by the Company's President. In addition, shareholders have contributed management services to the Company.

     The Company has an outstanding note payable to a shareholder for $1,000 (Note 2).

Note 5 - Incentive Stock Option Plan

     In February 1988, the Company's Board of Directors authorized an Incentive Stock Option Plan and reserved 10,000,000 shares of the Company's no par value common stock for issuance to key employees. The Board of Directors is

                              CONDOR CAPITAL, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                           SEPTEMBER 30, 1998 AND 1997
                                   (CONTINUED)


Note 5 - Incentive Stock Option Plan (Continued)

     authorized to determine the exercise price, time period, number of shares subject to the option, and the identity of those persons receiving the options. As of September 30, 1998, no options have been granted pursuant to the plan.


Note 6 - Income Taxes

     At September 30, 1998, the Company has a net operating loss (NOL) carry-forward for tax purposes of approximately $400,000 (expiring in the years 2004 to 2011).

     Deferred tax assets at September 30, 1998 and 1997 are as follows:

                                                  1998        1997
                                                  ----        ----
         Deferred tax assets due to:
            Net operating loss carry-forward   $ 119,894    $ 114,125

         Valuation allowance for deferred
            tax asset                           (119,894)    (114,125)
                                               ---------    ---------

             Net deferred tax asset            $    --      $    --
                                               =========    =========


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

     There was no income tax provision or benefit for the years ended September 30, 1998 and 1997.


Note 7 - Extraordinary Item

During the year ended September 30, 1997, the Company settled $13,690 of their accounts payable for $6,000. In accordance with Statement of Financial Standards ("SFAS") No.15, "Accounting by Debtors and Creditors for Troubled Debt Restructurings", the Company has treated the gain of $7,690 as an extraordinary item in the statement of operations.

                              CONDOR CAPITAL, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                           SEPTEMBER 30, 1998 AND 1997
                                   (CONTINUED)


Note 8 - Subsequent Event

     Subsequent to year end, a stockholder advanced the Company $1,000. The amount payable bears no interest rate or maturity date but may be considered as due on demand. The note payable is unsecured.