Form 10QSB
period 1998-12-31
CONDOR CAPITAL INC
filed 1999-02-16
CIK 831375

U.S. SECURITIES AND EXCHANGE COMMISSION

                              Washington D.C. 20549

                                   FORM 10-QSB

(MARK ONE)

[  X  ]  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
          ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1998
                                                     -----------------

[     ]  TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
         ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______ TO _______

Commission File Number 033-20848-D

                               CONDOR CAPITAL INC.

         Colorado                                             84-1075696
-------------------------------                     ---------------------------
(State or other jurisdiction of                    (I.R.S. Employer I.D. Number)
  Incorporation or organization)

                 8891 E. Easter Place, Englewood, Colorado 80112
                 -----------------------------------------------
               (Address of principal executive offices) (Zip Code)

Issuer's telephone number:  303-741-0749
                            -------------

Securities to be registered under Section 12 (b) of the Exchange Act:  None

Title of each class:  None
Name of each exchange on which registered:  None
Securities to be registered under Section 12 (g) of the Exchange Act:  None

         Check whether the issuer (1) filed all reports to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

         State the number of shares outstanding of each of the Issuer's classes of common equity as of the latest practicable date. 11,820,010 shares of common stock were outstanding as of February 10, 1999.

Part One.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                                       CONDOR CAPITAL INC.
                                  (A Development stage Company)
                                          BALANCE SHEETS

                                              Assets

                                                                         December 31,        September 30,
                                                                            1998                 1998
                                                                         ----------             --------
                                                                         (Unaudited)            (Audited)

Current Assets, Cash                                                      $     288             $     901
                                                                          ---------             ---------

Total Assets                                                              $     288             $     190
                                                                          ---------             ---------

                                  Liabilities and Stockholders' Equity

Current liabilities, Accounts payable                                     $  11,915             $  12,344
Note payable, stockholder                                                     2,000                 1,000

Total Current Liabilities                                                    13,915                13,333

Stockholders' equity: (Deficit)
  Preferred stock:  no par value, 10,000,000 shares authorized
     Series A convertible preferred stock:
       Liquidation preference $.01 per share, 140,000 shares
       authorized, none issued                                                    0                     0

     Series B convertible preferred stock:
       Liqidation preference $.01 per share, 140,000 shares
       authorized, none issued                                                    0                     0

Common stock, $.00 par value, 800,000,000 shares authorized
   11,820,010 shares issued and outstanding                                 318,916               318,916
(Deficit) accumulated prior to the development stage                       (173,222)             (172,222)
                                                                          ---------             ---------
(Deficit) accumlated during the development stage                          (160,321)             (159,137)
                                                                          ---------             ---------
Total stockholders' equity                                                  (13,627)              (12,443)
                                                                          ---------             ---------
Total liabilities and stockholders' equity                                $    (288)            $     901
                                                                          =========             =========


                                                 CONDOR CAPITAL INC.
                                            (A Development Stage Company)
                                               STATEMENTS OF OPERATIONS
                                                     (Unaudited)


                                                                                Three Months Ended December 31,
                                                                              ---------------------------------
                                                        Cumulative
                                                          During
                                                        Development
                                                          Stage                  1998                  1997
                                                      ------------           ------------           -----------
Operations:
     General and Administrative expenses              $    167,298           $      1,184           $      2,800
                                                      ------------           ------------           ------------
          (Loss) from operations                          (167,298)                (1,184)                (2,800)
Other Income, Interest Income:                                 471                      0                      0
          (Loss) before extraordinary item                (166,827)                (1,184)                (2,800)
Extraordinary item, forgiveness of debt                      7,690                      0                      0

Net income (loss)                                         (159,137)          $     (1,184)          $     (2,800)
                                                      ============           ============           ============


Net income (loss) per common share                    $       (.06)          $     (.0001)          $     (.0002)
                                                      ============           ============           ============

Weighted average number of common shares
outstanding                                              2,844,276             11,820,010             11,820,010
                                                      ============           ============           ============





                                                 CONDOR CAPITAL INC.
                                            (A Development Stage Company)
                                               STATEMENTS OF CASH FLOWS
                                                     (Unaudited)

                                                                                    Three Months Ended December 31,
                                                                                -----------------------------------
                                                               Cumulative
                                                                 During
                                                               Development
                                                                 Stage                1998               1997
                                                               -----------         ----------          ----------
Cash flows from operating activities:
     Net income (loss)                                         $(159,137)          $  (1,184)          $  (2,800)
      Adjustments to reconcile net (loss)
         to cash used by  operating activities:
                Loss on disposal of assets                        20,169                   0                   0
                Issuance of stock for services                     6,100                   0                   0
                Management services contributed                   27,900                   0                   0
                Changes in assets and liabilities:
                      Decrease in prepaid expenses                 3,634                   0                   0
                      Increase (Decrease) in
                        accounts payable                           1,661                (429)             (2,141)
                                                               ---------           ---------           ---------

     Net cash (used) by operating activities                     (90,129)               (429)             (4,941)
                                                               ---------           ---------           ---------

Cash flows from financing activities:
     Proceeds from note payable                                    1,000               1,000                   0
     Proceeds from issuance of common stock                       33,435                   0                   0
     Contributions to capital                                     14,000                   0                   0
                                                               ---------           ---------           ---------

     Net cash provided by financing activities                    48,435               1,000                   0
                                                               ---------           ---------           ---------

Net  (decrease) increase in cash                                 (41,694)               (613)             (4,941)

Cash beginning of period                                          42,595                 901              11,731
                                                               ---------           ---------           ---------

Cash end of period                                             $     901           $     288           $  11,731
                                                               =========           =========           =========



                               CONDOR CAPITAL INC.
                          (A Development Stage Company)

                          Notes to Financial Statements
                                   (Unaudited)

                                December 31, 1998


Note 1 - Basis of Presentation

Management represents that the unaudited financial statements furnished herein reflect all normal and recurring adjustments that are, in the opinion of management, necessary for a fair representation of the results for the interim periods. These statements should be read in conjunction with the financial statements and notes thereto included in Form 10-KSB for the fiscal year ended September 30, 1998, which is available without cost from Condor Capital Inc. upon request.

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


February 12, 1999                                              President