Form 10QSB
period 1999-03-31
CONDOR CAPITAL INC
filed 1999-05-17
CIK 831375

U.S. SECURITIES AND EXCHANGE COMMISSION

                              Washington D.C. 20549

                                   FORM 10-QSB

(MARK ONE)

[  X  ]  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
         ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999

[     ]  TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
         ACT OF 1934 FOR THE TRANSITION PERIOD FROM  ______  TO  _______     .


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

     Check whether the issuer (1) filed all reports to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

     State the number of shares outstanding of each of the Issuer's classes of common equity as of the latest practicable date. 17,620,010 shares of common stock were outstanding as of May 10, 1999.


Part One.  FINANCIAL INFORMATION

         Item 1.  Financial Statements

                                     CONDOR CAPITAL INC.
                                (A Development stage Company)
                                       BALANCE SHEETS

                                           Assets

                                                                   March 31,            September 30,
                                                                     1999                 1998
                                                                  -----------           -------------
                                                                  (Unaudited)            (Audited)

Current Assets,  Cash                                             $  10,494              $     901
                                                                  ---------              ---------

Total assets                                                      $  10,494              $     901
                                                                  =========              =========

                             Liabilities and Stockholders' Equity

                                                                  March 31,            September 30,
                                                                    1999                  1998
                                                                  ---------            ------------
                                                                 (Unaudited)             (Audited)

Current liabilities
      Accounts payable                                            $  13,676              $  12,344
      Note payable, stockholder                                       3,000                  1,000
                                                                  ---------              ---------

Total current liabilities                                            16,676                 13,344
                                                                  ---------              ---------

Stockholders' equity:  (Deficit)
      Preferred stock:  no par value,
       10,000,000 shares authorized
           Series A convertible preferred stock:
             Liquidation preference $ .01 per share,
             140,000 shares authorized, none issued                       0                      0

           Series B convertible preferred stock:
             Liquidation preference $ .01 per share,
             140,000 shares authorized, none issued                       0                      0
Common stock, $.00 par value, 800,000,000 shares authorized
    17,620,010 shares issued and outstanding                        329,916                318,916
(Deficit)  accumulated prior to the development stage              (172,222)              (172,222)
                                                                  ---------              ---------
(Deficit)  accumulated during the development stage                (163,876)              (159,137)
                                                                  ---------              ---------
Total stockholders' equity                                           (6,182)               (12,443)
                                                                                         ---------
                                                                                         =========
Total liabilities and stockholders' equity                        $  10,494              $     901
                                                                  =========              =========




                                               CONDOR CAPITAL INC.
                                          (A Development Stage Company)
                                             STATEMENTS OF OPERATIONS
                                                   (Unaudited)


                                                                      Three Months Ended                  Six Months Ended
                                                                           March 31,                           March 31,
                                                                 ------------------------------     -------------------------------

                                                Cumulative
                                                  During
                                                Development
                                                   Stage             1999             1998              1999               1998
                                               ------------      ------------      ------------     -------------      ------------
Operations:
     General and Administrative
      expenses                                 $    172,037      $      3,555      $      3,186      $      4,739      $      5,986
                                               ------------      ------------      ------------      ------------      ------------
        (Loss) from operations                     (172,037)           (3,555)           (3,186)           (4,739)           (5,986)
Other Income, Interest Income:                          471                 0                 0                 0                 0
        (Loss) before
          extraordinary item                       (171,566)           (3,555)           (3,186)           (4,739)           (5,986)
Extraordinary item, forgiveness
of debt                                               7,690                 0                 0                 0                 0

Net income (loss)                              $   (163,876)     $     (3,555)     $     (3,186)     $     (4,739)     $     (5,986)
                                               ============      ============      ============      ============      ============

Net income (loss) per common
share                                          $      (.047)     $     (.0002)     $     (.0003)     $     (.0003)     $     (.0005)
                                               ============      ============      ============      ============      ============

Weighted average number of common
shares outstanding                                3,499,319        16,140,010        11,820,010        13,980,010        11,820,010
                                               ============      ============      ============      ============      ============





                                                 CONDOR CAPITAL INC.
                                            (A Development Stage Company)
                                               STATEMENTS OF CASH FLOWS
                                                     (Unaudited)

                                                                    Three Months Ended              Six Months Ended
                                                                        March 31,                        March 31,
                                                                 -------------------------       ---------------------------
                                                 Cumulative
                                                   During
                                                 Development
                                                   Stage           1999            1998            1999            1998
                                                 ----------      ---------       ---------       ---------       ----------
Cash flows from operating activities:
     Net income (loss)                           $(163,876)      $  (3,555)      $  (3,186)      $  (4,739)      $  (5,986)
     Adjustments to reconcile net
     (loss) to cash used by
     operating activities:
             Loss on disposal of asssets:           20,169               0               0               0               0
             Issuance of stock for
              services                               6,100               0               0               0               0
             Management services
             Contributed                            23,900               0               0               0               0
             Changes in assets and
             liabilities:
               Decrease in prepaid
                expenses                             3,634               0               0               0
               Increase (Decrease)
                in accounts payable                 12,537           1,761             386           1,332          (1,755)
                                                 ---------       ---------       ---------       ---------       ---------

     Net cash (used) by operating
     activities                                    (93,536)         (1,794)         (2,800)         (3,407)         (7,741)
                                                 ---------       ---------       ---------       ---------       ---------

Cash flows from financing activities:
     Proceeds from note payable                      3,000           1,000               0           2,000               0
     Proceeds from issuance of
     common stock                                   44,435          11,000               0          11,000               0
     Contributions to capital                       14,000               0               0               0               0
                                                 ---------       ---------       ---------       ---------       ---------

     Net cash provided by
     financing activities                           61,435          12,000               0          13,000               0
                                                 ---------       ---------       ---------       ---------       ---------

Net  (decrease) increase in cash                   (32,101)         10,206          (2,800)          9,593          (7,741)

Cash beginning of period                            42,595             288           6,790             901          11,731
                                                 ---------       ---------       ---------       ---------       ---------

Cash end of period                               $  10,494       $  10,494       $   3,990       $  10,494       $   3,990
                                                 =========       =========       =========       =========       =========


                               CONDOR CAPITAL INC.
                          (A Development Stage Company)

                          Notes to Financial Statements
                                   (Unaudited)

                                 March 31, 1999


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

With this in mind, the only expenses that the Company continues to incur are those expenses related to stock transfer, legal counsel as needed, and accounting costs. The Company's continuation as a going concern is dependent upon its ability to obtain additional financing as may be required and it continues to do so to that end. In line with that, during the Quarter ending March 31, 1999, the Company successfully completed a private placement of $11,000. For the $11,000, the Company issued 5,500,000 shares of common stock. The Company intends to use these proceeds to reduce its current level of payables and for ongoing administrative fees.

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


                                             /s/ Robert D. Hirsekorn
                                             -----------------------------------
                                             By:  Robert D. Hirsekorn
May 12, 1999                                 President