Form 10QSB
period 1999-06-30
CONDOR CAPITAL INC
filed 1999-08-16
CIK 831375

U.S. SECURITIES AND EXCHANGE COMMISSION

                              Washington D.C. 20549

                                   FORM 10-QSB

(MARK ONE)

[  X  ]  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
         ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999
                                                    -------------

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

     Check whether the issuer (1) filed all reports to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

     State the number of shares outstanding of each of the Issuer's classes of common equity as of the latest practicable date. 17,620,010 shares of common stock were outstanding as of August 12, 1999.

Part One.  FINANCIAL INFORMATION

         Item 1.  Financial Statements

                                                 CONDOR CAPITAL INC.
                                            (A Development stage Company)
                                 BALANCE SHEETS

                                     Assets

                                                        June       September 30,
                                                         1999           1998
                                                      -----------   ------------
                                                      (Unaudited)      (Audited)

Current Assets,  Cash                                 $      1801           $901
                                                      -----------           ----

Total assets                                             $   1801           $901
                                                      ===========           ====

                      Liabilities and Stockholders' Equity

                                                          June     September 30,
                                                           1999          1998
                                                        ----------    ----------
                                                        (Unaudited)    (Audited)

Current liabilities
      Accounts payable                                   $   8,846    $  12,344
      Note payable, stockholder                                  0        1,000

Total current liabilities                                    8,846       13,344
                                                         ---------    ---------

Stockholders' equity:  (Deficit)
      Preferred stock:  no par value,
        10,000,000 shares authorized
          Series A convertible preferred stock:
           Liquidation preference $ .01 per share,
           140,000 shares authorized, none issued                0            0

          Series B convertible preferred stock:
           Liquidation preference $ .01 per share,
           140,000 shares authorized, none issued                0            0
Common stock, $.00 par value, 800,000,000 shares
    authorized 17,620,010 shares issued and
    outstanding                                            329,916      318,916
(Deficit) accumulated prior to the development stage      (172,222)    (172,222)
                                                         ---------    ---------
(Deficit)  accumulated during the development stage       (164,739)    (159,137)
                                                         ---------    ---------
Total stockholders' equity                                  (7,045)     (12,443)
                                                         ---------    ---------

Total liabilities and stockholders' equity               $   1,801    $     901
                                                         =========    =========

                                                 CONDOR CAPITAL INC.
                                            (A Development Stage Company)
                                               STATEMENTS OF OPERATIONS
                                                     (Unaudited)


                                                                  Three Months Ended                  Nine Months Ended
                                                                       June 30,                           June 30,
                                                             ------------------------------     ------------------------------

                                            Cumulative
                                              During
                                            Development
                                               Stage             1999              1998             1999             1998
                                           -------------     ------------      ------------      ------------     -------------
Operations:
     General and Administrative
      expenses                             $    172,900      $        863      $      4,142      $      5,602      $     10,128
                                                             ------------      ------------      ------------      ------------
          (Loss) from operations               (172,900)             (863)           (4,142)           (5,602)          (10,128)
Other Income, Interest Income:                      471                 0                 0                 0                 0
          (Loss) before
extraordinary                                  (172,429)             (863)           (4,142)           (5,602)          (10,128)
           item
Extraordinary item, forgiveness
of debt                                           7,690                 0                 0                 0                 0

Net income (loss)                          $   (164,739)     $       (863)     $     (4,142)     $     (5,602)     $    (10,128)
                                           ============      ============      ============      ============      ============


Net income (loss) per common
share                                      $      (.042)     $          0      $     (.0004)     $     (.0004)     $     (.0009)
                                           ============      ============      ============      ============      ============

Weighted average number of common
shares outstanding                            3,902,767        17,620,010        11,820,010        15,193,343        11,820,010
                                           ============      ============      ============      ============      ============







                                                 CONDOR CAPITAL INC.
                                            (A Development Stage Company)
                                               STATEMENTS OF CASH FLOWS
                                                     (Unaudited)


                                                                  Three Months Ended               Nine Months Ended
                                                                       June 30,                        June 30,
                                                               -------------------------      --------------------------

                                             Cumulative
                                               During
                                             Development
                                                Stage            1999             1998            1999           1998
                                             ------------      ---------       ---------       ---------       ---------

Cash flows from operating activities:
     Net income (loss)                         $(141,890)      $    (863)      $  (4,142)      $  (5,602)      $ (10,128)
     Adjustments to reconcile net
     (loss) to cash used by
     operating activities:
             Loss on disposal of assets           20,169               0               0               0               0
             Issuance of stock for
             services                              6,100               0               0               0               0
             Management services
             Contributed                          23,900               0               0               0               0
             Changes in assets and
              liabilities:
           Decrease in prepaid expenses            3,634                               0               0               0
           Increase (Decrease)
           in accounts payable                   (11,142)         (4,830)            956          (3,498)           (799)
           Increase (Decrease)
           In note payable                        (3,000)         (3,000)                         (3,000)
                                               ---------       ---------       ---------       ---------       ---------

     Net cash (used) by operating
     activities                                 (102,229)         (8,693)         (3,186)        (12,100)        (10,927)
                                               ---------       ---------       ---------       ---------       ---------

Cash flows from financing activities:
     Proceeds from note payable                    3,000                                           2,000
     Proceeds from issuance of
     common stock                                 44,435               0               0          11,000               0
     Contributions to capital                     14,000               0               0               0               0
                                               ---------       ---------       ---------       ---------       ---------

     Net cash provided by
     financing activities                         61,435               0               0          13,000               0
                                               ---------       ---------       ---------       ---------       ---------

Net  (decrease) increase in cash                 (40,794)         (8,693)         (3,186)            900         (10,927)
Cash beginning of period                          42,595          10,494           3,990             901          11,731
                                               ---------       ---------       ---------       ---------       ---------

Cash end of period                             $   1,801       $   1,801       $     804       $   1,801       $     804
                                               =========       =========       =========       =========       =========



                               CONDOR CAPITAL INC.
                          (A Development Stage Company)

                          Notes to Financial Statements
                                   (Unaudited)

                                  June 30, 1999

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

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

As in the fiscal year ended September 30, 1998, Condor Capital continues to concentrate primarily on the identification and evaluation of prospective merger or acquisition "target" entities. The Company does not intend to act as a general or limited partner in connection with partnerships it may merge with or acquire. Management has not identified any particular area of interest within which the Company will focus its efforts. The Company's officers and directors will devote only such time as is necessary to seek out a suitable opportunity.

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

Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                    CONDOR CAPITAL INC.
                                                        (Registrant)


                                                    /s/ Robert D. Hirsekorn
                                                    ------------------------
                                                    By:  Robert D. Hirsekorn
August 12, 1999                                          President