Form 10KSB40
period 1999-09-30
CONDOR CAPITAL INC
filed 1999-12-29
CIK 831375

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-KSB
(Mark One)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (Fee Required)
     For the fiscal year ended September 30, 1999

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1943 [No Fee Required]
     For the transition period from _____________ to ______________

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

Title of each class: None.
Name of each exchange on which registered: None.
Securities to be registered under Section 12(g) of the Exchange Act:
                           Common Stock, No Par Value

     Check whether the issuer (1) filed all reports to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject
to such filing requirements for the past 90 days. Yes  X   No ___

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

     State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold or the average bid and asked prices of such stock, as of a specified date within the past 60 days. The Registrant's stock is quoted on the OTC Bulletin Board, but there is no established trading market for the Registrant's common stock. There have only been five trades since the stock began being quoted in April, 1999. Using the last trade from July 21, 1999 with a price of $0.03125 per share, the aggregate market value of the voting stock held by non-affiliates is $324,046.00.

     State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date.
17,620,010 shares of common stock were outstanding as of December 21, 1999
--------------------------------------------------------------------------

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

     In January of 1999, the Registrant completed a private placement of 5,500,000 shares of its common stock for a total purchase price of $11,000.

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

     Employees
     ---------

     The Registrant does not have any employees, and did not have any during the fiscal year ended September 30, 1999.

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

Item 4. Submission of Matters to a Vote of Security Holders.
------------------------------------------------------------

     No matters were submitted to a vote of the Registrant's shareholders during the fiscal year ended September 30, 1999.

                                     PART II

Item 5. Market for Common Equity and Related Stockholder Matters.
-----------------------------------------------------------------

(a)  Market Information.
     -------------------

     During the fiscal year ended September 30, 1999, and during the preceding two fiscal years, there has been no established market for the Registrant's common stock and to the best of the Registrant's knowledge there has been no trading before May of 1999. Although the Registrant's common stock has been quoted on the OTC Bulletin Board since April of 1999, there have only been five trades to date. The current bid as of December 21, 1999 is 1/16. There are no outstanding options or warrants to purchase any Common Stock, as all previously issued warrants have expired by their terms.

(b)  Holders.
     --------

     The approximate number of holders of record of the Registrant's Common Stock as December 21, 1999, was 995.

(c)  Dividends.
     ----------

     Holders of common stock are entitled to receive such dividends as may be declared by the Registrant's Board of Directors. No dividends have been paid with respect to the Registrant's common stock and no dividends are anticipated to be paid in the foreseeable future.

(d)  Recent Sales of Unregistered Shares of Common Stock.
     ----------------------------------------------------

     In January 1999, the Registrant sold a total of 5,500,000 shares of its common stock in a private placement to accredited investors only, for a total purchase price of $11,000. All purchasers represented that they were accredited investors. There were no underwriters, and no discounts or sales commissions were given or paid. The offer and sale of the shares were exempt from registration under the Securities Act pursuant to Sections 3(b), 4(2) and 4(6) of the Act. Also, see "Executive compensation" for shares issued to officers of the Registrant.

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

Item 7. Financial Statements.
-----------------------------

     The following financial statements are filed as part of this Form 10-KSB: consolidated balance sheets as of September 30, 1999 and September 30, 1998; consolidated statements of operations for the years ended September 30, 1999 and 1998 and cumulative since October 1, 1990 (inception of development stage); consolidated statements of changes in stockholders' equity (deficit) for the years ended September 30, 1999 and September 30, 1998; consolidated statements of cash flows for the years ended September 30, 1999 and 1998 and cumulative since October 1, 1990 (inception of development stage); independent auditor's report.

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

   Financial statements:

         Balance sheets                                                  F-2

         Statements of operations                                        F-3

         Statements of stockholders' equity (deficit)                    F-4

         Statements of cash flows                                        F-5

   Notes to financial statements                                    F-6 - 11

                          INDEPENDENT AUDITORS' REPORT


Board of Directors
Condor Capital, Inc.
Denver, Colorado

We have audited the accompanying balance sheets of Condor Capital, Inc. (a development stage company) as of September 30, 1999 and 1998, and the related statements of operations, changes in stockholders' equity (deficit) and cash flows for each of the years then ended and for the cumulative period October 1, 1992 to September 30, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements for the cumulative period October 1, 1990 (Inception of the development stage) to September 30, 1992 were audited by other auditors, whose report dated May 4, 1993, expressed an opinion that contained a paragraph that indicated substantial doubt about the Company's ability to continue as a going concern.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Condor Capital, Inc. as of September 30, 1999 and 1998, and the results of its operations and cash flows for each of the years then ended and for the cumulative period October 1, 1992 to September 30, 1999, in conformity with generally accepted accounting principles.

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




                                                     Gordon, Hughes & Banks, LLP

December 16, 1999
Englewood, Colorado



                                  CONDOR CAPITAL, INC.
                             (A Development Stage Company)
                                     BALANCE SHEETS
                              SEPTEMBER 30, 1999 AND 1998


                                                                     1999        1998
                                                                     ----        ----

                                         Assets

Current assets, cash                                              $     201    $     901
                                                                  ---------    ---------

Total assets                                                      $     201    $     901
                                                                  =========    =========


                    Liabilities and Stockholders' Equity (Deficit)

Current liabilities
     Accounts payable                                             $   8,100    $  12,344
     Note payable, stockholder                                         --          1,000
                                                                  ---------    ---------

Total current liabilities                                             8,100       13,344

Stockholders' equity (deficit):
     Preferred stock: no par value, 10,000,000
       shares authorized:
         Series A convertible preferred stock:
           Liquidation preference $.01 per share, 141,100
           shares authorized, none issued or outstanding
           for 1999 and 1998                                           --           --
         Series B convertible preferred stock:
           Liquidation preference $.01 per share, 140,000
           shares authorized, none issued or outstanding
           for 1998 and 1997                                           --           --
     Common stock: no par value, 800,000,000 shares authorized,
        17,620,010 and 11,820,010 shares issued and outstanding
        as of December 31, 1999 and 1998, respectively              334,516      318,916
     (Deficit) accumulated prior to the development stage          (172,222)    (172,222)
     (Deficit) accumulated during the development stage            (170,193)    (159,137)
                                                                  ---------    ---------

     Total stockholders' equity (deficit)                            (7,899)     (12,443)
                                                                  ---------    ---------

Total liabilities and stockholders' equity (deficit)              $     201    $     901
                                                                  =========    =========

See notes to financial statements

                                          F-2

                                   CONDOR CAPITAL, INC.
                               (A Development Stage Company)
                                 STATEMENTS OF OPERATIONS
                     FOR THE YEARS ENDED SEPTEMBER 30, 1999 AND 1998
          AND CUMULATIVE SINCE OCTOBER 1, 1990 (INCEPTION OF DEVELOPMENT STAGE)



                                               Cumulative
                                                  During
                                               Development
                                                  Stage            1999           1998
                                                  -----            ----           ----

Operations:
     General and administrative expenses       $    178,354    $     11,056    $     23,233
                                               ------------    ------------    ------------

            (Loss) from operations                 (178,354)        (11,056)        (23,233)

Other income, interest income                           471            --              --
                                               ------------    ------------    ------------

            (Loss) before extraordinary item       (177,883)        (11,056)        (23,233)

Extraordinary item,
     Forgiveness of debt (Note 7)                     7,690            --              --
                                               ------------    ------------    ------------

          Net (loss)                           $   (170,193)   $    (11,056)   $    (23,233)
                                               ============    ============    ============

Basic income (loss) per share:
     (Loss) before extraordinary item          $      (0.04)   $       --      $       --
     Extraordinary item                                --              --              --
                                               ------------    ------------    ------------
          Net (loss)                           $      (0.04)   $       --      $       --
                                               ============    ============    ============

Weighted average number of common
     shares outstanding                           4,281,549      15,779,733      11,820,010
                                               ============    ============    ============




See notes to financial statements

                                           F-3


                                       CONDOR CAPITAL, INC.
                                   (A Development Stage Company)
                      STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                          FOR THE YEARS ENDED SEPTEMBER 30, 1999 AND 1998



                                                             (Deficit)     (Deficit)
                                                            Accumulated   Accumulated
                                        Common Stock           During       Prior to
                                  -----------------------   Development   Development
                                     Shares      Amount        Stage         Stage         Total
                                  ----------   ----------   ----------    ----------    ----------
Balances,
      September 30, 1997          11,820,010   $  314,916   $ (135,904)   $ (172,222)   $    6,790
                                  ----------   ----------   ----------    ----------    ----------

   Management services
      contributed by officers           --          4,000         --            --           4,000
   Net (Loss)                           --           --        (23,233)         --         (23,233)
                                  ----------   ----------   ----------    ----------    ----------

Balances,
      September 30, 1998          11,820,010      318,916     (159,137)     (172,222)      (12,443)
                                  ----------   ----------   ----------    ----------    ----------

   Sale of Common Stock for
        cash ($0.002 per share)    5,500,000       11,000         --            --          11,000
   Shares issued for services
        ($0.002 per share)           300,000          600         --            --             600
   Management services
      contributed by officers           --          4,000         --            --           4,000
   Net (Loss)                           --           --        (11,056)         --         (11,056)
                                  ----------   ----------   ----------    ----------    ----------

Balances,
      September 30, 1999          17,620,010   $  334,516   $ (170,193)   $ (172,222)   $   (7,899)
                                  ==========   ==========   ==========    ==========    ==========



See notes to financial statements

                                               F-4


                                CONDOR CAPITAL, INC.
                            (A Development Stage Company)
                              STATEMENTS OF CASH FLOWS
                   FOR THE YEARS ENDED SEPTEMBER 30, 1999 AND 1998
        AND CUMULATIVE SINCE OCTOBER 1, 1990 (INCEPTION OF DEVELOPMENT STAGE)



                                                Cumulative
                                                  During
                                                Development
                                                   Stage         1999         1998
                                                   -----         ----         ----

Cash flows from operating activities:
     Net (loss)                                  $(170,193)   $ (11,056)   $ (23,233)
     Adjustments to reconcile net (loss)
       to cash (used) by operating activities:
         Loss on disposal of assets                 20,169         --           --
         Issuance of stock for services              6,700          600         --
         Management services contributed            31,900        4,000        4,000
         Changes in assets and liabilities:
            Decrease in prepaid expenses             3,634         --           --
            Increase (decrease)
               in accounts payable                   6,961       (4,244)       7,403
                                                 ---------    ---------    ---------

     Net cash (used) by operating activities      (100,829)     (10,700)     (11,830)
                                                 ---------    ---------    ---------

Cash flows from financing activities:
     Proceeds from note payable                      2,000        1,000        1,000
     Payments on notes payable                      (2,000)      (2,000)        --
     Proceeds from issuance of common stock         44,435       11,000         --
     Contributions to capital                       14,000         --           --
                                                 ---------    ---------    ---------

     Net cash provided by financing activities      58,435       10,000        1,000
                                                 ---------    ---------    ---------

Net (decrease) increase in cash                    (42,394)        (700)     (10,830)

Cash, beginning of period                           42,595          901       11,731
                                                 ---------    ---------    ---------

Cash, end of period                              $     201    $     201    $     901
                                                 =========    =========    =========


See notes to financial statements

                                      F-5

                              CONDOR CAPITAL, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                           SEPTEMBER 30, 1999 AND 1998


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

                              CONDOR CAPITAL, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                           SEPTEMBER 30, 1999 AND 1998
                                   (CONTINUED)


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

     Net Earnings (Loss) per share
     -----------------------------

     In February 1997, the Financial Accounting Standards Board issued Financial Accounting Standard No. 128 ("SFAS No. 128"), addressing earnings per share. SFAS No. 128 changed the methodology of calculating earnings per share and renamed the two calculations basic earnings per share and diluted earnings per share. The calculations differ by eliminating any common stock equivalents (such as stock options, warrants, and convertible preferred stock) from basic earnings per share and changes certain calculations when computing diluted earnings per share. The Company adopted SFAS No. 128 in fiscal year 1998.

     Comprehensive income
     --------------------

     In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"), which establishes standards for reporting of comprehensive income. This pronouncement requires that all items recognized under accounting standards as components of comprehensive income, as defined in the pronouncement, be reported in a financial statement that is displayed with the same prominence as other financial statements. Comprehensive income includes changes in equity during a period, except those changes resulting from investments by and distributions to owners. Under comprehensive income, the Company would report unrealized gains and losses on investments in debt and equity

                              CONDOR CAPITAL, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                           SEPTEMBER 30, 1999 AND 1998
                                   (CONTINUED)


Note 1 - Operations and Summary of Significant Accounting Principles (Continued)

     Comprehensive income (Continued)
     --------------------------------

     securities. The financial statement presentation required under SFAS No. 130 is effective for all fiscal years beginning after December 15, 1997. The Company adopted SFAS No. 130 in fiscal 1999 and experienced no impact as a result of the adoption of this pronouncement.

     Segment reporting
     -----------------

     In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information" ("SFAS No. 131"), which amends the requirements for a public enterprise to report financial and descriptive information about its reportable operating segments. Operating segments, as defined in the pronouncement, are components of an enterprise about which separate financial information is available that is evaluated regularly by the Company in deciding how to allocate resources and in assessing performance. The financial information is required to be reported on the basis that is used internally for evaluating segment performance and deciding how to allocate resources to segments. The disclosures required by SFAS No. 131 are effective for all fiscal years beginning after December 15, 1997. The Company adopted this pronouncement in fiscal year 1999 and experienced no impact as a result of the adoption of this pronouncement.


Note 2 - Note payable to Stockholder

     During 1999, a stockholder advanced the Company $1,000 which was repaid in 1999. Also During 1999, the Company repaid a stockholder advanced note payable in the amount of $1,000. The unsecured notes payable to the stockholders carried no interest rate or maturity date.

Note 3 - Common and Preferred stock

     As described in Note 1, the Company reentered the development stage on October 1, 1990. The following information describes the changes in components of the Company's stockholders' equity (deficit) from the date of reentering the development stage on October 1, 1990 to September 30, 1997.


                                          CONDOR CAPITAL, INC.
                                      (A Development Stage Company)
                                      NOTES TO FINANCIAL STATEMENTS
                                       SEPTEMBER 30, 1999 AND 1998
                                               (CONTINUED)


Note 3  -  Common and Preferred stock (Continued)

                                                    Series B
                                                Preferred Stock               Common Stock          Cumulative
                                             Shares          Amount       Shares        Amount       (Deficit)
                                             ------          ------       ------        ------       ---------

     Balances, October 1, 1990               140,000    $      --       1,135,280    $   237,481   $  (172,222)

     Cash contributed to capital                --             --            --           14,000          --
     Issuance of common stock to
        shareholder for services                --             --          38,620          6,100          --
     Shares issued in stock split               --             --             459           --            --
     Management services
        contributed by shareholders             --             --            --           23,900          --
     Sale of common stock
        for cash                                --       11,236,651        33,435           --
     Return and cancellation
        of preferred shares                 (140,000)          --            --             --            --
     Return and cancellation
        of common stock                         --             --         (93,400)          --            --
     Cancellation of common
        stock held in escrow
        and in treasury                         --             --        (497,600)          --            --
     Net (losses) from October 1, 1990
        to September 30, 1997                   --             --            --             --        (135,904)

     Balances, September 30, 1997               --      $      --      11,820,010    $   314,916   $  (308,126)
                                         ===========    ===========   ===========    ===========   ===========


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

                              CONDOR CAPITAL, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                           SEPTEMBER 30, 1999 AND 1998
                                   (CONTINUED)


Note 3  -  Common and Preferred stock (Continued)

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

     During the year ended September 30, 1999, the Company awarded 300,000 shares of common stock to officers of the Company and valued the transaction at $600. Management services during the year valued at $4,000 were contributed by officers and certain shareholders. The Company sold 5,500,000 shares to current and new stockholders for $11,000.

Note 4 - Related Party Transactions

     From 1993 to the present time, management has contributed services without compensation. The services have been valued and expensed at a range of $4,000 to $8,000 per year for a cumulative total of $31,900.

     The Company currently utilizes office space provided free by the Company's President. In addition, shareholders have contributed management services to the Company.

Note 5 - Incentive Stock Option Plan

     In February 1988, the Company's Board of Directors authorized an Incentive Stock Option Plan and reserved 10,000,000 shares of the Company's no par value common stock for issuance to key employees. The Board of Directors is authorized to determine the exercise price, time period, number of shares subject to the option, and the identity of those persons receiving the options. As of September 30, 1999, no options have been granted pursuant to the plan.

                              CONDOR CAPITAL, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                           SEPTEMBER 30, 1999 AND 1998
                                   (CONTINUED)


Note 6 - Income Taxes

     At September 30, 1999, the Company has a net operating loss (NOL) carry-forward for tax purposes of approximately $400,000 (expiring in the years 2004 to 2012).

     Deferred income taxes are recorded to reflect the tax consequences on future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year end. Deferred income tax assets are recorded to reflect the tax consequences on future years of income tax carry-forward benefits, reduced by benefit amounts not expected to be realized by the Company. Deferred tax assets at September 30, 1999 and 1998 were $122,011 and $116,894, respectively with the amounts reduced by equal amounts due to management's estimation of their ultimate realizability.

     There was no income tax provision or benefit for the years ended September 30, 1999 and 1998.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
--------------------------------------------------------------------------------

Not Applicable

                                    PART III

Item 9. Identification of Directors and Executive Officers.
-----------------------------------------------------------

     The following persons serve as the directors and officers of the Registrant.

     Robert D. Hirsekorn, age 50, has served as a director of the Registrant since 1992. He has served as the Registrant's president since 1993. During the past five years, Mr. Hirsekorn has been self-employed as a management consultant to companies in health care services, health care product manufacturing, computer software development, and other areas. In addition, in March, 1997, Mr. Hirsekorn was hired as Vice President Finance of Duplication Technology, Inc., a company engaged in the business of Software Duplication Services. This position terminated at the end of April 1998. Mr. Hirsekorn does not serve on the board of any other reporting companies.

     John H. Venette, age 35, is a director of the Registrant and also serves as the secretary, treasurer and chief financial officer. He joined the Board of Directors in August 1997. For the past two and one-half (2-1/2) years, Mr. Venette has been employed by Creative Business Strategies Inc., a business consulting firm, as director of research. Prior thereto he was a student at the University of Colorado. Mr. Venette also serves as a Director and the Secretary/Treasurer of Essex Capital Corporation another reporting company.

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

Item 10. Executive Compensation.
--------------------------------

     The only compensation of any kind paid to any director or officer of the Registrant during the fiscal year ended September 30, 1999 or during either of the preceding two fiscal years was the issuance of 235,620 shares of Common Stock to Robert Hirsekorn, and 100,000 shares of Common Stock to John Venette in January of 1999. Of the shares issued to Mr. Hirsekorn, 12,000 shares had been authorized for issuance in 1991 and 1993 but had never been issued, 23,620 shares were authorized in August 1997 for services performed for the Company, and 200,000 shares were authorized in January of 1999, again, for services performed for the Company. The shares issued to Mr. Venette were authorized in January of 1999 for services performed for the Company. There are no standard or other arrangements for the payment of any compensation to directors of the Registrant. There are no employment contracts to which the Registrant is a party.

Item 11. Security Ownership of Certain Beneficial Owners and Management.
------------------------------------------------------------------------

(a)  Security Ownership of Certain Beneficial Owners.
     ------------------------------------------------

     The following table sets forth the number of shares of the Registrant's Common Stock owned by each person who, as of December 21, 1999 was known by the Registrant to own beneficially more than five percent (5%) of the Registrant's outstanding Common Stock.

   Name and Address                 Amount and Nature
 of Beneficial Owner            of Beneficial Ownership      Percent of Class(1)
 -------------------            -----------------------      -------------------

Michael Friess                  1,687,222 shares; Direct             9.6
1120 Linden Avenue
Boulder, Colorado 80304

Sanford Schwartz                1,887,421 shares; Direct            10.7
1010 Orange Place
Boulder, Colorado 80304

Allen R. Goldstone              1,888,420 shares; Direct            10.7
2495 Agate Road
Boulder, Colorado 80304

Ted Bodensteiner                 960,000 shares; Direct              5.4
1440 S.W. 19th Street
Boca Raton, Florida 33486

Mark DePew                       960,000 shares; Direct              5.4
851 Windmill Place
Highlands Ranch, Colorado 80126

Wei Ying Wong                   3,136,588 shares; Direct            17.8
2 East End Avenue
New York, New York 10021

Chunyian Geng                   1,000,000 shares; Direct             5.7
375 Park Avenue, Suite 3407
New York, New York 10152

D.C. Group, Inc.                1,290,000 shares; Direct             7.3
375 Park Avenue, Suite 3407
New York, New York 10152

JK Global Corp.                 1,290,000 shares; Direct             7.3
375 Park Avenue, Suite 3407
New York, New York 10152

Joe Conner                       950,000 shares; Direct              5.4
3350 N.W. 53rd Circle
Boca Raton, Florida  33496

(1)  Based upon 17,620,010 shares of Common Stock outstanding on December 21,
     1999.

(b)  Security Ownership of Management.
     ---------------------------------

     The following table sets forth, as of December 21, 1999 the total number of shares of Common Stock owned by Robert D. Hirsekorn and John Venette.


      Name and Address                         Amount and Nature
     of Beneficial Owner                    of Beneficial Ownership     Percent of Class(2)
     -------------------                    -----------------------     -------------------

Robert D. Hirsekorn, President,             238,120 shares; Direct             1.4%
Director
8891 East Easter Place
Englewood, Colorado 80112

John H. Venette, Chief Financial Officer,   100,000 shares; Direct     Less than 1 per cent
Director
633 Eldorado Blvd.
Apt. #1025
Broomfield, Colorado  80021

(2)  Based upon 17,620,010 shares of Common Stock outstanding on December 21,
     1999.

(c)  Changes in Control.
     -------------------

     The Registrant is aware that some shareholders have been in negotiations with prospective purchasers of their shares, which if accomplished, would result in a change in control of the Registrant. To the knowledge of the Registrant, there are no legally binding agreements with respect to any such proposed sales.

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

     3(i)*      Articles of Incorporation of Registrant as amended
     3(ii)*     Bylaws of Registrant
     4*         Specimen certificate for common stock
     Financial Data Schedule

* Incorporated by reference to the Registrant's Form 10-KSB filed for the fiscal year ended September 30, 1997

(b) There were no reports on Form 8-K filed during the fiscal year ended September 30, 1999, or at any time since then through the filing of this Form 10-K.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

(Registrant) CONDOR CAPITAL, INC.



By: /s/ Robert D. Hirsekorn             By: /s/ John H. Venette
---------------------------             -----------------------
Robert D. Hirsekorn, President          John H. Venette, Chief Financial Officer

Date: December 29, 1999                 Date: December 29, 1999


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



     Signature                        Title                         Date

/s/ Robert D. Hirsekorn        President, Director            December 29, 1999
-----------------------
Robert D. Hirsekorn

/s/ John H. Venette            Director, Treasurer, Chief     December 29, 1999
-------------------            Financial Officer
John H. Venette

                                  EXHIBIT INDEX


Exhibit No
----------

27                           Financial Data Schedule