Form 10QSB
period 1999-12-31
CONDOR CAPITAL INC
filed 2000-02-14
CIK 831375

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

     (Mark One)

     [X]   QUARTERLY  REPORT  UNDER  SECTION  13 OR 15 (d)  OF  THE  SECURITIES
EXCHANGE ACT OF 1934

     For Quarter Ended: December 31, 1999; or

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period _________ to __________

     Commission File Number: 033-20848-D


                               CONDOR CAPITAL INC.
                               ------------------

         Colorado                                           84-1075696
-------------------------------                    -----------------------------
(State or other jurisdiction of                    (I.R.S. Employer I.D. Number)
 Incorporation or organization)

                 8891 E. Easter Place, Englewood, Colorado 80112
                 -----------------------------------------------
               (Address of principal executive offices) (Zip Code)


            303-741-0749
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

     Check whether the issuer (1) filed all reports to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

     State the number of shares outstanding of each of the Issuer's classes of common equity as of the latest practicable date. 17,655,010 shares of common stock were outstanding as of February 8, 2000.

     Transitional Small Business Disclosure Format. Yes [  ] No [ X ]

                         Part I. FINANCIAL INFORMATION

Item 1.  Financial Statements

                               CONDOR CAPITAL INC.
                          (A Development stage Company)
                                 BALANCE SHEETS

                                     Assets
                                     ------

                                                             December 31,   September 30,
                                                                1999           1999
                                                            -------------   -------------
                                                             (Unaudited)      (Audited)

Current Assets,  Cash                                       $         360   $         201
                                                            -------------   -------------

   Total assets                                             $         360   $         201
                                                            =============   =============


                      Liabilities and Stockholders' Equity
                      ------------------------------------
                                                             December 31,   September 30,
                                                                1999           1999
                                                            -------------   -------------
                                                             (Unaudited)      (Audited)

Current liabilities, Accounts payable                       $      10,668   $       8,100

Note payable, stockholder

   Total Current Liabilities                                       10,668           8,100

   Stockholders' equity:  (Deficit)

    Preferred stock: no par value, 10,000,000
      shares authorized
       Series A convertible preferred stock:
         Liquidation preference $.01 per share,
          140,000 shares authorized, none issued.                       0               0

       Series B convertible preferred stock:
         Liquidation preference $.01 per share,
          140,000 shares authorized, none issued.                       0               0

    Common stock, $.00 par value, 800,000,000
         shares authorized, 17,620,010 shares issued
         and outstanding                                          336,016         334,516

    (Deficit) accumulated prior to the development stage         (172,222)       (172,222)
                                                            -------------   -------------
    (Deficit)  accumulated during the development stage          (174,102)       (170,193)
                                                            -------------   -------------
    Total stockholders' equity                                    (10,308)         (7,899)
                                                            -------------   -------------

    Total liabilities and stockholders' equity              $         360   $         201
                                                            =============   =============


                               CONDOR CAPITAL INC.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                             Cumulative
                                                              During       Three Months Ended December 31,
                                                             Development    -----------------------------
                                                               Stage            1999            1998
                                                            -------------   -------------   -------------
Operations:
  General and Administrative expenses                       $     178,354   $       3,909   $       1,184
                                                            -------------   -------------   -------------

    (Loss) from operations                                       (178,354)         (3,909)         (1,184)
  Other Income, Interest Income:                                      471               0               0
    (Loss) before extraordinary item                             (177,883)         (3,909)         (1,184)
  Extraordinary item, forgiveness of debt                           7,690               0               0

  Net income (loss)                                              (170,193)  $      (3,909)  $      (1,184)
                                                            =============   =============   =============


  Net income (loss) per common share                        $        (.03)  $        --     $        --
                                                            =============   =============   =============

  Weighted average number of common shares outstanding          5,207,178      17,620,010      11,820,010
                                                            =============   =============   =============

                               CONDOR CAPITAL INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                             Cumulative
                                                              During       Three Months Ended December 31,
                                                             Development    -----------------------------
                                                               Stage            1999            1998
                                                            -------------   -------------   -------------
Cash flows from operating activities:
  Net income (loss)                                         $    (170,193)  $      (3,909)  $      (1,184)
  Adjustments to reconcile net (loss) to cash
    Used by operating activities:
     Loss on disposal assets                                       20,169               0               0
     Issuance of stock for services                                 6,100               0               0
     Management services contributed                               31,900               0               0
     Changes in assets and liabilities:
       Decrease in prepaid expenses                                 3,634               0               0
       Increase (Decrease) in accounts payable                      6,961           2,568            (429)
                                                            -------------   -------------   -------------

  Net cash (used) by operating activities                        (100,829)         (1,341)         (1,613)
                                                            -------------   -------------   -------------

Cash flows from financing activities:
  Proceeds from note payable                                            0               0           1,000
  Proceeds from issuance of common stock                           44,435               0               0
 Contributions to capital                                          14,000           1,500               0
                                                            -------------   -------------   -------------

  Net cash provided by financing activities                        58,435           1,500           1,000
                                                            -------------   -------------   -------------

  Net (decrease) increase in cash                                 (42,394)            159            (613)

  Cash beginning of period                                         42,595             201             901
                                                            -------------   -------------   -------------

  Cash end of period                                        $         201   $         360   $         288
                                                            =============   =============   =============


                               CONDOR CAPITAL INC.
                          (A Development Stage Company)

                          Notes to Financial Statements
                                   (Unaudited)

                                December 31, 1999


Note 1 - Basis of Presentation

Management represents that the unaudited financial statements furnished herein reflect all normal and recurring adjustments that are, in the opinion of management, necessary for a fair representation of the results for the interim periods. These statements should be read in conjunction with the financial statements and notes thereto included in Form 10-KSB for the fiscal year ended September 30, 1999, which is available without cost from Condor Capital Inc. upon request.

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

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

As in the fiscal year ended September 30, 1999, Condor Capital continues to concentrate primarily on the identification and evaluation of prospective merger or acquisition "target" entities. The Company does not intend to act as a general or limited partner in connection with partnerships it may merge with or acquire. Management has not identified any particular area of interest within which the Company will continue its efforts. The Company's officers and directors will devote only such time as is necessary to seek out a suitable opportunity.

With this in mind, the only expenses that the Company continues to incur are those expenses related to stock transfer, legal counsel as needed, and accounting costs. The Company's continuation as a going concern is dependent upon its ability to obtain additional financing as may be required and it continues to do so to that end.

At the present time, management is not actively pursuing any specific entity for merger or acquisition, but is in preliminary negotations with Rogart Limited.

                          PART II - OTHER INFORMATION.

Item 1. Legal Proceedings.

     During the period covered by this report there are no legal proceedings against the Company and the Company is unaware of any unasserted claim or assessment which will have a material effect on the financial position or future operations of the Company.

Item 2. Changes in Securities.

     Not required.

Item 3. Defaults Upon Senior Securities.

     Not required.

Item 4. Submission of Matters to a Vote of Security Holders.

     Not required

Item 5. Other Information.

     Filing of Registration Statement Pursuant to Section 12(g)
     -----------------------------------------------------------

     On October 19, 1999, the Company filed a Registration Statement on Form 8-A12G in order to register the Company's common stock, no par value pursuant to Section 12(g) of the Securities Exchange Act of 1934.

     Private Sale of Shares
     ----------------------

     On January 18, 2000, the following individuals being officers, directors or ten percent or greater shareholders sold a portion or all of the restricted shares held by them, as set forth below, in private non-public transactions pursuant to Section 4(1).

     Name                     Shares Sold
     -------------------      -----------
     Robert D. Hirsekorn        150,000
     Allen R. Goldstone       1,492,836
     Michael Fries            1,505,431
     Sanford L. Schwartz      1,492,836
     Wei Ying Wong            2,763,005

     All the above individuals have filed the requisite Beneficial Ownership statements on Form 3 and Form 4, as required by Section 16 of the Securities Exchange Act of 1934.

Item 6. Exhibits and Reports on Form 8-K.

     (a) List of Exhibits  attached or  incorporated  by referenced  pursuant to
Item 601 of Regulation S-B.

          (i)* Articles of Incorporation of Registrant as amended
          (ii)* Bylaws of Registrant
          (iii)* Specimen certificate for common stock
          27 Financial Data Schedule

     * Incorporated by reference to the Registrant's Form 10-KSB filed for the fiscal year ended September 30, 1997

     (b) There were no other reports on Form 8-K filed during the quarter of the period covered.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the Undersigned, thereunto duly authorized.

                                             Condor Capital, Inc.


                                             /s/ Robert D. Hirsekorn
February 11, 2000                            -----------------------------------
                                             By:  Robert D. Hirsekorn
                                             Its: President