Form 10QSB
period 2000-03-31
CONDOR CAPITAL INC
filed 2000-05-31
CIK 831375

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

     (Mark One)

     [X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For Quarter Ended: March 31, 2000; or

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period _________ to __________

     Commission File Number: 033-20848-D


                               CONDOR CAPITAL INC.
                               ------------------

         Nevada                                           91-2301401
-------------------------------                    -----------------------------
(State or other jurisdiction of                    (I.R.S. Employer I.D. Number)
 Incorporation or organization)

3858 West Carson Street, Suite 127, Torrance, California            90503-6705
--------------------------------------------------------            ------------
(Address of principal executive offices)                             (Zip Code)

                                 (310) 944-9771
              ---------------------------------------------------
              (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant: (1) filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

     On March 31, 2000 there were 20,155,010 shares of the registrant's Common Stock, no par value, issued and outstanding.

     Transitional Small Business Disclosure Format . Yes [ ] No [ X ]

     This Form 10-QSB has 16 pages, the Exhibit Index is located at page 15.

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

     The financial statements included herein have been prepared by the Company, without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.

     In the opinion of the Company, all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position of the Company as of March 31, 2000 and the results of its operations and changes in its financial position from inception through March 31, 2000 have been made. The results of operations for such interim period is not necessarily indicative of the results to be expected for the entire year.

                          Index to Financial Statements
                                                                         Page
                                                                         ----
Balance Sheets.........................................................    3
Statements of Operations...............................................    4
Statements of Cash Flows...............................................    5
Notes to Financial Statements for Period...............................    7

     All other schedules are not submitted because they are not applicable or not required or because the information is included in the financial statements or notes thereto.

                              CONDOR CAPITAL, INC.
                          (A Development Stage Company)
                                 Balance sheets


                                     ASSETS
                                     ------

                                                                             March 31,      September 30,
                                                                               2000             1999
                                                                           ------------     -------------
                                                                           (Unaudited)

CURRENT ASSETS

   Cash                                                                    $    81,300      $        201
                                                                           ------------     -------------

     Total Current Assets                                                       81,300               201
                                                                           ------------     -------------

OTHER ASSETS

   Investments                                                                   -                -
                                                                           ------------     -------------

     Total Other Assets                                                          -                -
                                                                           ------------     -------------

     TOTAL ASSETS                                                          $    81,300      $        201
                                                                           ============     =============


                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                 ----------------------------------------------
CURRENT LIABILITIES

   Accounts payable                                                        $    32,234      $      8,100
   Related party payables                                                        5,000            -
                                                                           ------------     -------------

     Total Current Liabilities                                                  37,234             8,100
                                                                           ------------     -------------

STOCKHOLDERS' EQUITY (DEFICIT)

   Preferred stock: no par value, 10,000,000 shares
    authorized:
     Series A convertible preferred stock:
       liquidation preference $0.01 per share, 141,100
        shares authorized, none issued or outstanding                            -                -
     Series B convertible preferred stock:
       liquidation preference $0.01 per share, 140,000
       shares authorized, none issued or outstanding                             -                -
   Common stock: no par value; 800,000,000 shares
    authorized 20,155,010 and 17,620,010 shares
    issued and outstanding, respectively                                     2,211,016           334,516
   Deficit accumulated prior to the development stage                         (172,222)         (172,222)
   Deficit accumulated during the development stage                         (1,994,728)         (170,193)
                                                                           ------------     -------------

       Total Stockholders' Equity (Deficit)                                     44,066            (7,899)
                                                                           ------------     -------------

       TOTAL LIABILITIES AND STOCKHOLDERS'
         EQUITY (DEFICIT)                                                  $    81,300      $        201
                                                                           ============     =============

                              CONDOR CAPITAL, INC.
                          (A Development Stage Company)
                            Statements of Operations
                                   (Unaudited)

                                                                                                         From
                                                                                                      Inception on
                                                                                                       October 1,
                                          For the Six Months Ended     For the Three Months Ended     1990 Through
                                                 March 31,                      March 31,              March 31,
                                        ----------------------------   ---------------------------
                                            2000           1999            2000           1999            2000
                                        ------------   -------------   ------------   ------------    ------------
REVENUE                                 $    -         $     -         $     -         $    -          $    -

COST OF SALES                                -               -               -              -               -
                                        ------------   -------------   ------------   ------------    ------------

GROSS PROFIT                                 -               -               -              -               -
                                        ------------   -------------   ------------   ------------    ------------

EXPENSES

  General and administrative                 26,185           4,739         22,276          3,555         204,539
                                        ------------   -------------   ------------   ------------    ------------

     Total Expenses                          26,185           4,739         22,276          3,555         204,539
                                        ------------   -------------   ------------   ------------    ------------

LOSS FROM OPERATIONS                        (26,185)         (4,739)       (22,276)        (3,555)       (204,539)
                                        ------------   -------------   ------------   ------------    ------------

OTHER INCOME (EXPENSE)

  Write down of goodwill                 (1,578,350)         -          (1,578,350)        -           (1,578,350)
  Interest income                            -               -               -             -                  471
  Loss on investment                       (220,000)         -            (220,000)        -             (220,000)
                                        ------------   -------------   ------------   ------------    ------------

     Total Other Income (Expense)        (1,798,350)         -          (1,798,350)        -           (1,797,879)
                                        ------------   -------------   ------------   ------------    ------------

LOSS BEFORE EXTRAORDINARY
 INCOME AND INCOME TAXES                 (1,824,535)         -          (1,820,626)        -           (1,998,509)
                                        ------------   -------------   ------------   ------------    ------------

EXTRAORDINARY INCOME

  Gain on settlement of debt - net
    of zero tax benefit                      -               -               -              -               7,690
                                        ------------   -------------   ------------   ------------    ------------

       Total Extraordinary Income            -               -               -              -               7,690
                                        ------------   -------------   ------------   ------------    ------------

PROVISION FOR INCOME TAXES                   -               -               -              -               -
                                        ------------   -------------   ------------   ------------    ------------

NET LOSS                                $(1,824,535)   $     (4,739)   $(1,820,626)   $    (3,555)    $(1,994,728)
                                        ============   =============   ============   ============    ============

BASIC LOSS PER SHARE                    $     (0.10)   $      (0.00)   $     (0.10)   $     (0.00)
                                        ============   =============   ============   ============

FULLY DILUTED LOSS PER SHARE            $     (0.10)   $      (0.00)   $     (0.10)   $     (0.00)
                                        ============   =============   ============   ============

                              CONDOR CAPITAL, INC.
                          (A Development Stage Company)
                            Statements of Cash Flows
                                   (Unaudited)

                                                                                                          From
                                                                                                      Inception on
                                                                                                       October 1,
                                          For the Six Months Ended     For the Three Months Ended     1990 Through
                                                 March 31,                      March 31,               March 31,
                                        ----------------------------   ---------------------------
                                            2000           1999            2000           1999            2000
                                        ------------   -------------   ------------   ------------    ------------
CASH FLOWS FROM OPERATING
 ACTIVITIES

   Net loss                             $(1,824,535)   $     (4,739)   $(1,820,626)   $    (3,555)    $(1,994,728)
   Adjustments to reconcile net
    loss to net cash used by
    operating activities:
     Loss on disposal of assets              -               -               -             -               20,169
     Common stock issued for
      services                                1,500          -               -             -                8,200
     Write-down of goodwill               1,578,700          -           1,578,700         -            1,578,700
     Allowance for investments              220,000          -             220,000         -              220,000
     Management services contributed         -               -               -             -               31,900
   Changes in assets and liabilities:
     (Increase) decrease in prepaid
      expenses                               -               -               -             -                3,634
     Increase (decrease) in accounts
      payable                                29,134           1,332         26,566          1,761          36,095
                                        ------------   -------------   ------------   ------------    ------------

       Net Cash Used by Operating
        Activities                            4,799          (3,407)         4,640         (1,794)        (96,030)
                                        ------------   -------------   ------------   ------------    ------------

CASH FLOWS FROM INVESTING
 ACTIVITIES                                  -               -               -             -                -
                                        ------------   -------------   ------------   ------------    ------------

CASH FLOWS FROM FINANCING
 ACTIVITIES

   Cash proceeds from merger                 76,300          -              76,300         -               76,300
   Proceeds from sale of common
    stock                                    -               11,000          -             11,000          44,435
   Proceeds from notes payable               -                2,000          -              1,000           2,000
   Payment of notes payable                  -               -               -             -               (2,000)
   Contributions to capital                  -               -               -             -               14,000
                                        ------------   -------------   ------------   ------------    ------------

       Net Cash Provided by Financing
        Activities                      $    76,300    $     13,000    $    76,300    $    12,000     $   134,735
                                        ------------   -------------   ------------   ------------    ------------

                             CONDOR CAPITAL, INC.
                          (A Development Stage Company)
                      Statements of Cash Flows (Continued)
                                   (Unaudited)

                                                                                                          From
                                                                                                      Inception on
                                                                                                       October 1,
                                          For the Six Months Ended     For the Three Months Ended     1990 Through
                                                 March 31,                      March 31,               March 31,
                                        ----------------------------   ---------------------------
                                            2000           1999            2000           1999            2000
                                        ------------   -------------   ------------   ------------    ------------
INCREASE (DECREASE) IN CASH             $    81,099    $      9,593    $    80,940    $    10,206     $    38,705

CASH AT BEGINNING OF PERIOD                     201             901            360            288          42,595
                                        ------------   -------------   ------------   ------------    ------------

CASH AT END OF PERIOD                   $    81,300    $     10,494    $    81,300    $    10,494     $    81,300
                                        ============   =============   ============   ============    ============


SUPPLEMENTAL DISCLOSURES
 OF NON-CASH INVESTING AND
 FINANCING ACTIVITIES:

   Stock for stock exchange             $ 1,875,000    $     -         $ 1,875,000    $    -          $ 1,875,000
   Common stock issued for services     $     1,500    $     -         $     -        $    -          $     8,200

CASH PAID FOR:

   Interest                             $    -         $     -         $     -        $    -          $     -
   Income taxes                         $    -         $     -         $     -        $    -          $     -


                             CONDOR CAPITAL, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                      March 31, 2000 and September 30, 1999


NOTE 1 - CONDENSED FINANCIAL STATEMENTS

          The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2000 and 1999 and for all periods presented have been made.

          Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's September 30, 1999 audited financial statements. the results of operations for periods ended March 31, 2000 and 1999 are not necessarily indicative of the operating results for the full years.

NOTE 2 - GOING CONCERN

          The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not established revenues sufficient to cover its operating costs and allow it to continue as a going concern. The Company has merged with an operating company that has no revenue as of yet. In the interim, management has committed itself to meeting the company's minimal operating expenses.

Item 2. Management's Discussion and Results of Financial Condition and Results of Operations.
          ----------------------------------------------------------------------

The following discussion and analysis should be read together with the Annual Report of Condor Capital Inc., Consolidated Financial Statements of Condor Capital Inc. and the notes to the Consolidated Financial Statements included elsewhere in this Form 10-QSB.

This discussion summarizes the significant factors affecting the consolidated operating results, financial condition and liquidity and cash flows of Condor Capital Inc. for the three months ended March 31, 2000. Except for historical information, the matters discussed in this Management's Discussion and Analysis of Financial Condition and Results of Operations are forward looking statements that involve risks and uncertainties and are based upon judgments concerning various factors that are beyond our control. Actual results could differ materially from those projected in the forward-looking statements as a result of, among other things; the factors described below under the caption "Cautionary Statements and Risk Factors."

Overview
--------

During the past twelve months, the Company continued to concentrate primarily on the identification and evaluation of prospective merger or acquisition "target" entities. During this period the company has made one acquisition of Rogart Ltd., a private corporation, and has created a joint venture entity, Konnect Corp. a Delaware corporation. Management believes that it has isolated demand for future growth in the multifaceted communication and fiber optics industry, specifically within digital data management and has therefore targeted potential acquisition, merger or partnership candidates who will ensure growth in broadband application layer network environments.

Plan of Acquisition
-------------------

In evaluating target companies, Management intends to concentrate on identifying prospects that ensure the Registrant growth in broadband application layer network environments. Essentially, this will entail a determination by Management as to whether or not the prospects are in an environment that appears promising and whether or not these prospects themselves have the potential to enhance the Registrant's position within the targeted industry. The Registrant is in the process of overhauling its current corporate infrastructure, pursuing strategic acquisitions, mergers, partnerships or alliances, and pursuing capital funding to support this new initiative.

THREE MONTHS ENDED MARCH 31, 2000
---------------------------------

NET SALES AND GROSS PROFIT. The Registrant did not realize any sales or other areas of revenue generation during the period ending March 31, 2000. The Registrant did not realize any sales or profit for the three month period ended March 31, 2000.

OPERATING EXPENSES AND PRODUCTION COSTS. The Registrant realized an operating expense loss of $26,185.00 on costs related to the Company

GENERAL AND ADMINISTRATIVE EXPENSES. The Registrant realized an increase in operating expense to $26,185.00 for the three month period ended March 31, 2000. The increase in operating expenses is primarily due to the Registrants pursuant of acquisition, merger or partnership candidates and the cost associated with increased legal fees, filings and other general expenses relating to the normal operation of the Registrant.

EXTRAORDINARY EXPENSES. The Registrant realized an extraordinary loss during the period as a result of a write down of good will, $1,578,350.00 and a loss on investment of $220,000.00. These extraordinary expenses resulted in a fully diluted loss of $0.10 per share.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

The Company's primary needs for funds are to provide working capital associated with the normal operations of the Company and for financial demands required to complete the acquisition, merger or partnership with strategically positioned entities necessary for the fulfillment of the Company's Digital Data Management directive. Funds are also required to promote future business development and market awareness. Working capital for the three months ended March 31, 2000 was funded primarily through management and shareholder loans.

Cash used in operating activities during the three months ended March 31, 2000 was primarily attributable to a net loss of $26,185. Cash was used primarily in legal fees, proxies, transfer agent costs, filings and other costs relating to the daily operation of the Company

No private placements, warrants or other financial instruments were issued for the three month period ended March 31, 2000.

At present, the Registrants anticipated capital commitments are primarily for the expenditures associated with the acquisition, merger or partnership with strategically positioned entities necessary for the fulfillment the Registrants directive. The Registrant has insufficient capital to meet the needs and goals of the Company. Based on the current operating plan, the Registrant anticipates that further capital will be required during the next twelve months to satisfy our expected increased working capital and the Company's acquisition, merger or partnership directives. The Registrant is currently exploring alternatives to fulfill the needed financing requirements though no assurance can be given that additional financing will be available when needed or that, if available, it will be on terms favorable to our stockholders and management. If needed funds are not available, the Company may be required to curtail operations, which could have a material adverse effect on business, operating results and financial condition. There can be no assurance that the working capital requirements during this period will not exceed its available resources or that these funds will be sufficient to meet the Company's longer-term cash requirements for operations.

CAUTIONARY FORWARD - LOOKING STATEMENT
--------------------------------------

     Statements included in this Management's Discussion and Analysis of Financial Condition and Results of Operations, and in future filings by the Company with the Securities and Exchange Commission, in the Company's press releases and in oral statements made with the approval of an authorized executive officer which are not historical or current facts are "forward-looking statements" made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. The following important factors, among others, in some cases have affected and in the future could affect the Company's actual results and could cause the Company's actual financial performance to differ materially from that expressed in any forward-looking statement: (i) the extremely competitive conditions that currently exist in the fire retardant and fireproofing industry are expected to continue, placing further pressure on pricing which could adversely impact sales and erode profit margins; (ii) many of the Company's major competitors in its channels of distribution have significantly greater financial resources than the Company; and (iii) the inability to carry out marketing and sales plans would have a materially adverse impact on the Company's projections. The foregoing list should not be construed as exhaustive and the Company disclaims any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

IMPACT OF YEAR 2000
-------------------

     During 1999 we completed our remediation and testing of our platform systems, management support, systems, and our internal information technology and non-information technology systems. Because of those planning and implementation efforts, we experienced no disruptions in our information technology and non-information technology systems and those systems have successfully responded to the Year 2000 date change. We did not incur any significant expenses during 1999 in conjunction with remediating our systems. We are not aware of any material problems resulting from Year 2000 issues, either with our products, internal systems, or the products and services of third parties. We will continue to monitor our mission critical computer applications and those of our suppliers and vendors throughout the year 2000 to ensure any latent Year 2000 matters arising are addressed promptly.

RISK FACTORS
------------

     FUTURE CAPITAL REQUIREMENTS; UNCERTAINTY OF FUTURE FUNDING. The Company's plan of operation calls for The Registrant to acquire assets or business of other entities primarily in instances where the Registrant exchanges its common stock with those held by the target company and/or the target company's shareholders. Another possibility, although less likely, is that the Registrant may give its common stock to a target in exchange for the target's assets. Management expects that an exchange of the Registrant's Common Stock in a merger or acquisition, if ever, would require the Registrant to issue a substantial number of shares of its common stock. Accordingly, the percentage of common stock held by the Registrant's then current shareholders would be reduced as a result of the increased number of shares of common stock issued and outstanding following any such merger or acquisition.

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

     SUBSTANTIAL DOUBT THAT THE COMPANY CAN CONTINUE AS A GOING CONCERN. The Company expects to continue to incur significant capital expenses in pursuing its plans to seek to merge with or acquire a target company with either assets or earnings, or both. In order for the Company to continue its operations at its existing levels, the Company will require additional funds over the next twelve months. The Company presently cannot generate funds necessary to maintain its operations. Therefore the Company is dependent on funds raised through equity or debt offerings. Additional financing may not be available on terms favorable to the Company, or at all. If adequate funds are not available or are not available on acceptable terms, the Company may not be able to execute its business plan or take advantage of business opportunities. The ability of the Company to obtain such additional financing and to achieve its operating goals is uncertain. In the event that the Company does not obtain additional capital, there is a substantial doubt of its being able to continue as a going concern.

     Additionally, it should be noted that the Company's independent auditors have included a going concern opinion in the note to financial statements. The auditor's have included this provision because the Company has an accumulated deficit which the auditor believes raises substantial doubt about its ability to continue as a going concern. Until such time as the Company does receive additional debt or equity financing, there is a risk that the Company's auditors will continue to include a going concern provision in the notes to financial statements.

     PATENTS AND PROPRIETARY RIGHTS. The Company does not rely on patents, contractual rights, trade secrets, trademarks, and copyrights to establish and protect its proprietary rights in products. The Company does not have any patented technology.

     DEPENDENCE ON KEY EMPLOYEES. The Company currently has no employees. Historically, the Company has not employed any person who has been expected to make significant contributions to the business of the Registrant and who is not an executive officer. In the event of future growth in administration, marketing, and merger or acquisition support functions, the Company may have to increase the depth and experience of its management team by adding new members. The Company's success will depend to a large degree upon the active participation of its key officers and directors. Loss of services of any of the current officers and directors could have a significant adverse effect on the operations and prospects of the Company. There can be no assurance that it will be able to employ qualified persons on acceptable terms to replace officers that become unavailable.

     NEED FOR ADDITIONAL SPECIALIZED PERSONNEL. Although the management of the Company is committed to the business and continued development and growth of the business, the addition of specialized key personnel to assist the Company in its plan of merger or acquisition may be necessary. There can be no assurance that the Company will be able to locate and hire such specialized personnel on acceptable terms.

     COMPETITION. The Registrant will remain an insignificant participant among the firms which engage in mergers with and acquisitions of privately-financed entities. There are many established venture capital and financial concerns which have significantly greater financial and personnel resources and technical expertise than the Registrant. In view of the Registrant's limited financial resources and limited management availability, the Registrant will continue to be at a significant competitive disadvantage compared to the Registrant's competitors.

     VOTING CONTROL. The Registrant is aware that some shareholders have been in negotiations with prospective purchasers of their shares, which if accomplished, would result in a change in control of the Registrant. To the knowledge of the Registrant, there are no legally binding agreements with respect to any such proposed sales.

     RISKS OF "PENNY STOCKS." The Company's common stock may be deemed to be "penny stock" as that term is defined in Reg. Section 240.3a51-1 of the Securities and Exchange Commission. Penny stocks are stocks (i) with a price of less than five dollars per share; (ii) that are not traded on a "recognized" national exchange; (iii) whose prices are not quoted on the NASDAQ automated quotation system (NASDAQ-listed stocks must still meet requirement (i) above); or (iv) of an issuer with net tangible assets less than US $2,000,000 (if the issuer has been in continuous operation for at least three years) or US $5,000,000 (if in continuous operation for less than three years), or with average annual revenues of less than US $6,000,000 for the last three years.

     Section 15(g) of the 1934 Act and Reg. Section 240.15g-2 of the Commission require broker-dealers dealing in penny stocks to provide potential investors with a document disclosing the risks of penny stocks and to obtain a manually signed and dated written receipt of the document before effecting any transaction in a penny stock for the investor's account. Potential investors in the Company's common stock are urged to obtain and read such disclosure carefully before purchasing any shares that are deemed to be "penny stock."

     Moreover, Reg. Section 240.15g-9 of the Commission requires broker-dealers in penny stocks to approve the account of any investor for transactions in such stocks before selling any penny stock to that investor. This procedure requires the broker-dealer to (i) obtain from the investor information concerning his or her financial situation, investment experience and investment objectives; (ii) reasonably determine, based on that information, that transactions in penny stocks are suitable for the investor and that the investor has sufficient knowledge and experience as to be reasonably capable of evaluating the risks of penny stock transactions; (iii) provide the investor with a written statement setting forth the basis on which the broker-dealer made the determination in
(ii) above; and (iv) receive a signed and dated copy of such statement from the investor, confirming that it accurately reflects the investor's financial situation, investment experience and investment objectives. Compliance with these requirements may make it more difficult for investors in the Company's common stock to resell their shares to third parties or to otherwise dispose of them.

     MARKET FOR COMMON STOCK. During the fiscal year end September 30, 1999, and during the preceding two fiscal years, there has been no established market for the Registrant's common stock and to the best of the Registrants knowledge there has been no trading before May of 1999. The bid price on March 31, 2000 was $1.25. There are no outstanding options or warrants to purchase any Common Stock, as all previously issued warrants have expired by their terms. Any market price for shares of common stock of the Company is likely to be very volatile, and numerous factors beyond the control of the Company may have a significant effect. In addition, the stock markets generally have experienced, and continue to experience, extreme price and volume fluctuations which have affected the market price of many small capital companies and which have often been unrelated to the operating performance of these companies. These broad market fluctuations, as well as general economic and political conditions, may adversely affect the market price of the Company's common stock in any market that may develop.

                          PART II - OTHER INFORMATION.
                          ----------------------------

Item 1.  Legal Proceedings.
---------------------------

     There are no pending legal proceedings involving the Registrant and the Registrant is not aware of any proceeding that any governmental authority or any other party is contemplating.

Item 2.  Changes in Securities.
-------------------------------

         Not required.

Item 3.  Defaults Upon Senior Securities.
-----------------------------------------

         Not required.

Item 4.  Submission of Matters to a Vote of Security Holders.
-------------------------------------------------------------

         None.

Item 5.  Other Information.
---------------------------

     On February 16, 2000, the following officers of the Company resigned pursuant to that certain Acquisition Agreement and Plan of Reorganization with Rogart Limited, a corporation organized under the laws of the Turkish Republic of Northern Cyprus.

            President .........         Robert Hirsekorn
            CFO ...............         John H. Venette
            Secretary / Treasurer       John H. Venette

     On February 16, 2000, the following Directors of the Company resigned pursuant to that certain Acquisition Agreement and Plan of Reorganization with Rogart Limited, a corporation organized under the laws of the Turkish Republic of Northern Cyprus.

            Robert Hirsekorn
            John H. Venette

     On February 16, 2000, the following officers of the company were appointed:

            President .........         Lee E. Gahr
            CFO ...............         W. Patrick Battista
            Secretary / Treasurer       W. Patrick Battista

     On February 16, 2000, the following directors of the company were appointed:

            Lee  E. Gahr
            W. Patrick Battista
            George h. Lerg

     The following are biographies on the new officers and directors.

     Lee E. Gahr - Mr. Gahr, a resident of Vancouver, BC, has a strong background in international trade and finance. Mr. Gahr studied business administration and computer drafting while at the same time establishing an international marketing and trading company based in Edmonton, Alberta.

     Mr. Gahr relocated to Vancouver, BC in 1988 to participate as a draftsperson on the Alcan "Kemano" power plant project. While in Vancouver, Mr. Gahr established a trading company which dealt primarily in goods and services for the Far East markets. In 1991, as a result of businesses in Eastern Russia, Mr. Gahr became a consultant for the Khabarovsk, Krai Administration, detailing economic growth and expansion for the city and region of Khabarovsk in the Russian Federation. His increased involvement in commerce in the Far East allowed him to relocate in Hong Kong in 1992.

     While residing in Hong Kong, Mr. Gahr advised selective corporations on expansion into the Peoples Republic of China. The focus of this consultation was for corporations based in Hong Kong, Singapore and Malaysia to expend their growth in to the Chinese economy beyond that of traditional trade. This involvement in China contributed to Mr. Gahr becoming a special consultant to the Ministry of Agriculture regarding the rebuilding and growth of selective areas within the Ministry of Agriculture. In 1994 Mr. Gahr returned to Vancouver where he established himself in the field of international financing. For the years since, Mr. Gahr has been involved either as consultant or participant in numerous financings, both within the public and private arenas. These projects have required Mr. Gahr's participation in locations stretching across North America, Eastern and Western Europe, the United Arab Emirates, Turkey and Mexico.

     Presently, Mr. Gahr has divested himself of all business interests save that of serving as Chairman, President and CEO of Condor Capital Inc. He continues to serve as a contributing member of a think-tank committee for the development and integration of Eastern Europe and Middle Eastern business into the European Union marketplace.

     W. Patrick Battista - Mr. Battista, a native of Chicago Illinois, is a long term resident of Los Angeles, California. The majority of Mr. Battista's scholastic years where spent in California where, while attending college, he joined a large aero-space firm located in the Los Angeles area. He became project manager in charge of research and development of environmental cryogenic systems for all space projects under contract with the company.

     Subsequent to aerospace industry, Mr. Battista became Vice President of Marketing for a manufacture of computerized audio/visual advertising equipment which also provided consulting services to independent computer peripheral equipment manufacturers. His responsibility was for initial development, research and feasibility studies of product marketability and the implementation of local, national and international sales, coordinated national and international national media placement and public relations for product promotion.

     Mr. Battista formed Battista Investments, Inc., which acquired, brokered and developed numerous real estate investments. For more than twenty years, Mr. Battista was involved in the real estate market, experienced in the sale of single family residences, managing multiple residential offices, operating income and investment divisions for a conglomerate tax preparation firm, and the organization of group investments for the acquisition of commercial and residential income property.

     Currently, Mr. Battista is President of Desert Gaming Inc. (1993) and North Bay Gaming Inc. (1994). Desert Gaming and North Bay Gaming have the exclusive distribution rights of electronic technologies used in the gaming industry. Desert Gaming is predominant in the State of Arizona while North Bay has rights for ten Northeastern and Central States.

     George H. Lerg - Mr. Lerg, an attorney and resident of San Diego, received a Bachelor of Science degree in Aeronautical Engineering in 1958 from Arizona State and a Juris Doctorate degree n 1966 from the University of San Diego. Mr. Lerg served three years as Aeronautical Engineering Officer in the Air Force, McChord AFB, Washington. As Squadron Legal Officer, Mr. Lerg served on numerous Military Courts and received Honorable discharge as a Reserve Captain whereupon Mr. Lerg was awarded the Air Force Commendation Medal by Secretary of the Air Force, Eugene M. Zuckert, for outstanding service.

     Upon graduation from USD, Mr. Lerg served one year as Research Attorney to Justice Martin J. Coughlin of the Court of Appeal, Fourth District, State of California and has practiced ten years as a trial attorney in the Federal and State courts. For the past two decades Mr. Lerg has practiced all phases of corporate law and business negotiations. He has served in various positions, including: General Counsel, Executive Vice President, Chief Executive Officer, President, Director and Chairman of the Board. He has specialized in advising start-up leading edge technology companies. The focus of many of these organizations has been on energy. He has been a contributor to an energy publication developed by the Office of Technology Assessment for Congress. The subject was: "Energy Efficiency in the Federal Government: Government by Good Example?"

     At present Mr. Lerg is acting as consultant to Voltek, Inc., developer of the internationally patented Aluminum/Air "Fuel Pak(R)" Fuel Cell. Mr. Lerg serves as General Counsel and Director to Float Incorporated, developer of patented technology which provides for a stable platform at sea. Float Inc. is involved in the potential development of off-shore airports in San Diego and Japan. Mr. Lerg is "Of Counsel" to the law firm of Potter, Day & Associates, a firm specializing in international negotiations and asset protection. Mr. Lerg has recently been named General Counsel to the Board of Directors of ENSTAR, developer of the Baldwin Ultracapacitor and a revolutionary flexible solar cell. Mr. Lerg is a recognized Public Speaker on energy and personal security matters

     On April 24, 2000 Mr. Lerg resigned as a Director of the Company. As such, the Company is currently looking for a qualified replacement director.

Item 6.  Exhibits and Reports on Form 8-K.
------------------------------------------

     (a) List of Exhibits  attached or  incorporated  by referenced  pursuant to
Item 601 of Regulation S-B.


     Exhibit
     Number         Description
     ------         -----------

     2.1(a)(+)      Acquisition  Agreement and Plan of  Reorganization  with Rogart Limited,  a corporation  organized  under the laws of the Turkish  Republic of Northern
                    Cyprus.  (Incorporated  from the  Registrants  Form 8-K filed  February 16,
                    2000, Commission file number 33-20848-D)

     2.1(b)(+)      Articles of Merger of Condor Capital, Inc. a Colorado Corporation
                    into Condor  Capital,  Inc. a Nevada  Corporation.  (Incorporated  from the
                    Registrants Form 8-K filed May 17, 2000, Commission file number 33-20848-D)

     3.1(a)(+)      Articles of Incorporation of Registrant as amended. (Incorporated by  reference to  Registrant's  Form 10-KSB filed for the fiscal year ended
                    September 30, 1997)

     3.1(b)(+)      Bylaws  of  Registrant.   .   (Incorporated   by  reference  to
                    Registrant's  Form  10-KSB  filed for the fiscal year ended  September  30,
                    1997)

     3.1(c)(+)      Bylaws of Condor Capital, Inc. a Nevada Corporation (Incorporated
                    from the  Registrants  Form 8-K filed May 17, 2000,  Commission file number
                    33-20848-D)

     4.1 (+)        Specimen  certificate for common stock.  (Incorporated by reference to  Registrant's  Form 10-KSB filed for the fiscal year ended September 30,
                    1997)

     10.1(+)        On March 22,  2000 the  Registrant  entered  into a Joint  Venture
                    Agreement with Tech-Catalyst Ventures Inc., of Vancouver,  British Columbia
                    (Incorporated by reference to Registrant's Form 8-K filed March 22, 2000)

     27.1 (+)(+)    Financial  Data  Schedule  (submitted  electronically  for SEC information only).

                    (+) Previously filed.
                    (+)(+) Filed herewith.

     (b) The following reports were filed on Form 8-K during the quarter for which this report is filed:

     On February 16, 2000, the Registrant filed two Form 8-K's, the first regarding an Acquisition Agreement, and the second regarding a change in the Registrant's Certifying Accountants. On March 22, 2000 the Registrant filed a Form 8-K regarding a Joint Venture Agreement. On May 17, 2000 the Registrant field a Form 8-K regarding a Reincorporation of Condor Capital, Inc., a Colorado Corporation to Condor Capital, Inc. a Nevada Corporation for the purpose of the change of domicile of the Registrant. There were no other reports filed on Form 8-K during the quarter for which this report is filed.


                                   SIGNATURES
                                   ----------

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the Undersigned, thereunto duly authorized.

                                                 CONDOR CAPITAL INC.
                                                   (Registrant)


May 31, 2000                                     /s/ Lee Gahr
                                                 ------------------------
                                                 By:  Lee Gahr
                                                 President



May 31, 2000                                     /s/ W. Patrick Battista
                                                 ------------------------
                                                 By: W. Patrick Battista
                                                 Secretary