Form 10QSB
period 2000-06-30
CONDOR CAPITAL INC
filed 2000-08-18
CIK 831375

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

     (Mark One)

     [X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For Quarter Ended: June 30, 2000; or

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

     Indicate by check mark whether the registrant: (1) filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

     On June 30, 2000 there were 20,155,010 shares of the registrant's Common Stock, no par value, issued and outstanding.

     Transitional Small Business Disclosure Format Yes [ ] No [ X ]

     This Form 10-QSB has 15 pages, the Exhibit Index is located at page 14.

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

     In the opinion of the Company, all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position of the Company as of June 30, 2000 and the results of its operations and changes in its financial position from inception through June 30, 2000 have been made. The results of operations for such interim period is not necessarily indicative of the results to be expected for the entire year.

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

                              CONDOR CAPITAL, INC.
                          (A Development Stage Company)
                                 Balance sheets


                                     ASSETS
                                     ------

                                                            June 30,      September 30,
                                                              2000            1999
                                                          -------------   -------------
                                                           (Unaudited)

CURRENT ASSETS

   Cash                                                   $     78,020    $        201
                                                          -------------   -------------

     Total Current Assets                                       78,020             201
                                                          -------------   -------------

PROPERTY AND EQUIPMENT                                          16,625          -
                                                          -------------   -------------

OTHER ASSETS

   Investments                                                 144,470          -
                                                          -------------   -------------

     Total Other Assets                                        144,470          -
                                                          -------------   -------------

     TOTAL ASSETS                                         $    239,115    $        201
                                                          =============   =============

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
   Accounts payable                                       $      1,939    $      8,100
                                                          -------------   -------------

     Total Current Liabilities                                   1,939           8,100
                                                          -------------   -------------

STOCKHOLDERS' EQUITY (DEFICIT)

   Preferred stock: no par value, 10,000,000 shares
    authorized:
     Series A convertible preferred stock:
       liquidation preference $0.01 per share, 141,100
        shares authorized, none issued or outstanding          -                -
     Series B convertible preferred stock:
       liquidation preference $0.01 per share, 140,000
       shares authorized, none issued or outstanding           -                -
   Common stock: no par value; 80,000,000 shares
    authorized 20,155,010 and 17,620,010 shares
    issued and outstanding, respectively                     2,434,128         334,516
   Deficit accumulated prior to the development stage         (172,222)       (172,222)
   Deficit accumulated during the development stage         (2,024,730)       (170,193)
                                                          -------------   -------------

       Total Stockholders' Equity (Deficit)                    237,176          (7,899)
                                                          -------------   -------------

       TOTAL LIABILITIES AND STOCKHOLDERS'
         EQUITY (DEFICIT)                                 $    239,115    $        201
                                                          =============   =============

                              CONDOR CAPITAL, INC.
                          (A Development Stage Company)
                            Statements of Operations
                                   (Unaudited)

                                                                                                             From
                                                                                                         Inception on
                                                                                                          October 1,
                                            For the Nine Months Ended      For the Three Months Ended    1990 Through
                                                     June 30,                        June 30,              June 30,
                                           -----------------------------------------------------------   ------------
                                               2000           1999             2000           1999           2000
                                           ------------   -------------   -------------   ------------   ------------
REVENUE                                    $    -         $    -          $     -         $    -         $    -

COST OF SALES                                   -              -                -              -              -
                                           ------------   -------------   -------------   ------------   ------------

GROSS PROFIT                                    -              -                -              -              -
                                           ------------   -------------   -------------   ------------   ------------

EXPENSES

  General and administrative                    31,937           5,602           5,752            863        210,291
                                           ------------   -------------   -------------   ------------   ------------

     Total Expenses                             31,937           5,602           5,752            863        210,291
                                           ------------   -------------   -------------   ------------   ------------

LOSS FROM OPERATIONS                           (31,937)         (5,602)         (5,752)          (863)      (210,291)
                                           ------------   -------------   -------------   ------------   ------------

OTHER INCOME (EXPENSE)

  Write down of goodwill                    (1,578,350)          -              -              -          (1,578,350)
  Interest income                               -                -              -              -                 471
  Loss on investment                          (244,250)          -             (24,250)        -            (244,250)
                                           ------------   -------------   -------------   ------------   ------------

     Total Other Income (Expense)           (1,822,600)          -             (24,250)        -          (1,822,129)
                                           ------------   -------------   -------------   ------------   ------------

LOSS BEFORE EXTRAORDINARY
 INCOME AND INCOME TAXES                    (1,854,537)          -             (30,002)        -          (2,032,420)
                                           ------------   -------------   -------------   ------------   ------------

EXTRAORDINARY INCOME

  Gain on settlement of debt - net
    of zero tax benefit                         -               -               -              -               7,690
                                           ------------   -------------   -------------   ------------   ------------

       Total Extraordinary Income               -               -               -              -               7,690
                                           ------------   -------------   -------------   ------------   ------------

PROVISION FOR INCOME TAXES                      -               -               -              -              -
                                           ------------   -------------   -------------   ------------   ------------

NET LOSS                                   $(1,854,537)   $     (5,602)   $    (30,002)   $      (863)   $(2,024,730)
                                           ============   =============   =============   ============   ============

BASIC LOSS PER SHARE                       $     (0.10)   $      (0.00)   $      (0.00)   $     (0.00)
                                           ============   =============   =============   ============

FULLY DILUTED LOSS PER SHARE               $     (0.10)   $      (0.00)   $      (0.00)   $     (0.00)
                                           ============   =============   =============   ============

                              CONDOR CAPITAL, INC.
                          (A Development Stage Company)
                            Statements of Cash Flows
                                   (Unaudited)

                                                                                                             From
                                                                                                         Inception on
                                                                                                          October 1,
                                            For the Nine Months Ended      For the Three Months Ended    1990 Through
                                                     June 30,                       June 30,               June 30,
                                           -----------------------------------------------------------   ------------
                                              2000            1999            2000            1999           2000
                                           ------------   -------------   -------------   ------------   ------------
CASH FLOWS FROM OPERATING
 ACTIVITIES

   Net loss                                $(1,852,598)   $     (5,602)   $    (30,002)   $      (863)   $(2,024,730)
   Adjustments to reconcile net
    loss to net cash used by
    operating activities:
     Loss on disposal of assets                 -               -               -              -              20,169
     Common stock issued for
      services                                   1,500          -               -              -               8,200
     Write-down of goodwill                  1,578,700          -               -              -           1,578,700
     Allowance for investments                 244,250          -               24,250         -             244,250
     Management services contributed            -               -               -              -              31,900
   Changes in assets and liabilities:
     (Increase) decrease in prepaid
      expenses                                  -               -               -              -               3,634
     Increase (decrease) in accounts
      payable                                   (8,100)         (3,498)        (35,295)        (4,830)           800
                                           ------------   -------------   -------------   ------------   ------------

       Net Cash Used by Operating
        Activities                             (36,248)         (9,100)        (41,047)        (5,693)      (137,077)
                                           ------------   -------------   -------------   ------------   ------------

CASH FLOWS FROM INVESTING
 ACTIVITIES

   Purchase of property and equipment          (16,625)         -              (16,625)        -             (16,625)
   Investment in Konnect Corp.                (168,720)         -             (168,720)        -            (168,720)
                                           ------------   -------------   -------------   ------------   ------------

       Net Cash Used by Financing
         Activities                           (185,345)         -             (185,345)        -            (185,345)
                                           ------------   -------------   -------------   ------------   ------------

CASH FLOWS FROM FINANCING
 ACTIVITIES

   Cash proceeds from merger                    76,300          -               -              -              76,300
   Proceeds from sale of common
    stock                                       -               11,000          -              -              44,435
   Proceeds from notes payable                  -                2,000          -              -               3,000
   Payment of notes payable                     -               (3,000)         -              (3,000)        (3,000)
   Contributions to capital                    223,112          -              223,112         -             237,112
                                           ------------   -------------   -------------   ------------   ------------

       Net Cash Provided by Financing
        Activities                         $   299,412    $     10,000    $    223,112    $    (3,000)   $   357,847
                                           ------------   -------------   -------------   ------------   ------------

                              CONDOR CAPITAL, INC.
                          (A Development Stage Company)
                      Statements of Cash Flows (Continued)
                                   (Unaudited)

                                                                                                           From
                                                                                                         Inception on
                                                                                                          October 1,
                                            For the Nine Months Ended      For the Three Months Ended    1990 Through
                                                    June 30,                        June 30,               June 30,
                                           -----------------------------------------------------------   ------------
                                               2000           1999            2000           1999            2000
                                           ------------   -------------   -------------   ------------   ------------
INCREASE (DECREASE) IN CASH                $    77,819    $        900    $     (3,280)   $    (8,693)   $    35,425

CASH AT BEGINNING OF PERIOD                        201             901          81,300         10,494         42,595
                                           ------------   -------------   -------------   ------------   ------------

CASH AT END OF PERIOD                      $    78,020    $      1,801    $     78,020    $     1,801    $    78,020
                                           ============   =============   =============   ============   ============


SUPPLEMENTAL DISCLOSURES
 OF NON-CASH INVESTING AND
 FINANCING ACTIVITIES:

   Stock for stock exchange                $ 1,875,000    $    -          $     -         $    -         $ 1,875,000
   Common stock issued for services        $     1,500    $    -          $     -         $    -         $     8,200

CASH PAID FOR:

   Interest                                $    -         $    -          $     -         $    -         $    -
   Income taxes                            $    -         $    -          $     -         $    -         $    -


                              CONDOR CAPITAL, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                      June 30, 2000 and September 30, 1999


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

NOTE 3 - INVESTMENTS

               The Company has an equity investment in Konnect Corp. of $144,470. This amount is net of the allowance of $24,250.

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

     This discussion summarizes the significant factors affecting the consolidated operating results, financial condition and liquidity and cash flows of Condor Capital Inc. for the period ended June 30, 2000. Except for historical information, the matters discussed in this Management's Discussion and Analysis of Financial Condition and Results of Operations are forward looking statements that involve risks and uncertainties and are based upon judgments concerning various factors that are beyond our control. Actual results could differ materially from those projected in the forward-looking statements as a result of, among other things; the factors described below under the caption "Cautionary Statements and Risk Factors."

Overview
--------

     During the past six months, the company has continued to concentrate primarily on developing into a multi-faceted corporation providing digital network communication services and solutions within the fiber optic environment.

     Through the creation of its joint venture entity, Konnect Corp. (Delaware), the Company has positioned itself to become the foremost independent provider of digital network services and solutions, resulting in real-time seamless collaborative video & audio conferencing, secure digital asset storage and distribution, digital collaboration, e-commerce transactions, unified messaging and generic data services. By utilizing existing "backbone" fiber optic networks, Condor is able to offer these network solutions free from the legislative and territorial restrictions imposed upon local and international telecommunication companies. Condor is able to provide the best possible service and price available to its clients by not having to enter into an exclusive affiliation with any single fiber optic telecommunications provider.

     To achieve its objectives, Condor has embarked upon a program of Joint Venture relationships, affiliations and acquisitions, firstly being that of Konnect Corp. Konnect Corp. furthers research and development of network programs through its wholly owned subsidiary, Konnect Strategic Services, Ltd.

     While, the Company continues to concentrate on the identification and evaluation of prospective merger or acquisition "target" entities, energies and monies for the next one hundred eighty days shall be focused on the further development of digital network communication services and solutions within the fiber optic network. Such focus will assist the Company in narrowing the criteria in targeting potential acquisition, merger or partnership candidates who will ensure growth in broadband application layer network environments.

Plan of Restructure
-------------------

     On April 19, 2000 the Company held its Annual Shareholders meeting, whereupon the shareholders voted majority in favor for (a) a reincorporation to change the legal domicile of the Company to the State of Nevada, and (b) approval of the "2000 Stock option Plan" authorizing the issuance of 5,000,000 shares under the terms and conditions of the Stock Option Plan. The reincorporation became effective on May 15, 2000.

Development Plan
----------------

     Management intends to promote growth and development through a program of joint ventures, affiliations and acquisitions. In evaluating target companies, Management intends to concentrate on identifying prospects that ensure the
Registrant growth in broadband application layer network environments. Essentially, this will entail a determination by Management as to whether or not the prospects are in an environment that appears promising and whether or not these prospects themselves have the potential to enhance the Registrant's position within the targeted industry. The Registrant is in the process of overhauling its current corporate infrastructure, pursuing strategic acquisitions, mergers, partnerships or alliances, and pursuing capital funding to support this new initiative.

SIX MONTHS ENDED JUNE 30, 2000
------------------------------

     NET SALES AND GROSS PROFIT The Registrant did not realize any sales or other areas of revenue generation during the period ending June 30, 2000. The Registrant did not realize any sales or profit for the six month period ended June 30, 2000.

     OPERATING  EXPENSES  AND  PRODUCTION  COSTS  The  Registrant   realized  an
operating expense loss of $31,937.00 on costs related to the Company.

     GENERAL AND ADMINISTRATIVE EXPENSES The Registrant realized an increase in operating expense to $31,937.00 for the period ended June 30, 2000. The increase in operating expenses is primarily due to the Registrants pursuant of acquisition, merger or partnership candidates and the cost associated with increased legal fees, filings and other general expenses relating to the normal operation of the Registrant. Additionally, funds were forwarded to GTE Communications Corporation in the form of a deposit against upcoming services provided by GTECC.

     EXTRAORDINARY EXPENSES The Registrant realized a net loss of $1,854,537.00 during the period ending June 30, 2000. This has resulted in a fully diluted loss of $0.10 per share.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

     The Company's primary needs for funds are to provide working capital associated with the normal operations of the Company and for financial demands required to complete the acquisition, merger or partnership with strategically positioned entities necessary for the fulfillment of the Company's "digital network services and solutions" directive. Funds are also required to promote future business development and market awareness. Working capital for the six months ended June 30, 2000 was funded primarily through management and shareholder loans.

     Cash used in operating activities during the six months ended June 30, 2000 was primarily attributable to a net loss of $31,937.00 Cash was used primarily in legal fees, proxies, transfer agent costs, filings and other costs relating to the daily operation of the Company

     No private placements, warrants or other financial instruments were issued for the six month period ended June 30, 2000.

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

CAUTIONARY FORWARD - LOOKING STATEMENT
--------------------------------------

     Statements included in this Management's Discussion and Analysis of Financial Condition and Results of Operations, and in future filings by the Company with the Securities and Exchange Commission, in the Company's press releases and in oral statements made with the approval of an authorized executive officer which are not historical or current facts are "forward-looking statements" made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. The following important factors, among others, in some cases have affected and in the future could affect the Company's actual results and could cause the Company's actual financial performance to differ materially from that expressed in any forward-looking statement: (i) the extremely competitive conditions that currently exist in the industry are expected to continue, placing further pressure on pricing which could adversely impact sales and erode profit margins;
(ii) many of the Company's major competitors in its channels of distribution have significantly greater financial resources than the Company; and (iii) the inability to carry out marketing and sales plans would have a materially adverse impact on the Company's projections. The foregoing list should not be construed as exhaustive and the Company disclaims any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

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

     MARKET FOR COMMON STOCK. During the fiscal year end September 30, 1999, and during the preceding two fiscal years, there has been no established market for the Registrant's common stock and to the best of the Registrants knowledge there has been no trading before May of 1999. The bid price on June 30, 2000 was $1.25. There are no outstanding options or warrants to purchase any Common Stock, as all previously issued warrants have expired by their terms. Any market price for shares of common stock of the Company is likely to be very volatile, and numerous factors beyond the control of the Company may have a significant effect. In addition, the stock markets generally have experienced, and continue to experience, extreme price and volume fluctuations which have affected the market price of many small capital companies and which have often been unrelated to the operating performance of these companies. These broad market fluctuations, as well as general economic and political conditions, may adversely affect the market price of the Company's common stock in any market that may develop.

                          PART II - OTHER INFORMATION.
                          ----------------------------

Item 1.  Legal Proceedings
         -----------------

     There are no pending legal proceedings involving the Registrant and the Registrant is not aware of any proceeding that any governmental authority or any other party is contemplating.

Item 2.  Changes in Securities
         ---------------------

     On April 19, 2000, at the Annual Meeting of the Shareholders of the Registrant, the Shareholders approved the reincorporation and change of domicile of the Registrant from Colorado to Nevada. The Articles of Incorporation of the Condor Capital, Inc., a Nevada Corporation, which are now in effect are attached to the Proxy Statement of the Registrant on Form 14A, filed on March 28, 2000 a, which is incorporated herein by reference.

Item 3.  Defaults Upon Senior Securities
         -------------------------------

     Not required.

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

     (a) On April 19, 2000, the Annual Meeting of Shareholders of the Registrant was held. Of the Company's 20,155,010 shares of Common Stock entitled to vote at the meeting, 14,780,981 were represented, either in person or by proxy. The purpose of the meeting was to consider and act upon the following proposals:

     1.   Election of three (3) Directors for a term of one year each;

     2. Ratification of the appointment of Jones, Jensen & Company as the Company's (now known as H & J Associates, LLC) independent accountants for the fiscal year 2000;

     3. To consider and vote upon a proposed change in the Company's state of incorporation from Colorado to Nevada;

     4.   The adoption of the Condor Capital, Inc., 2000 Stock Option Plan;

     5. To transact such other business as may properly come before the meeting or any adjournment thereof.

     (b) At this Annual Meeting the following persons were elected as Directors of the Registrant: Lee E. Gahr, W. Patrick Battista, and George H. Lerg.

          Votes for all nominees                      14,780,768
          Withhold Authority for all nominees                213

     (c) At this Annual Meeting, the following other matters were voted on with the number of votes cast for, against or withheld, and abstentions as to each matter as follows:

          Proposal No. 2 - Ratification of the appointment of Jones, Jensen & Company (now known as H & J Associates, LLC) as the Company's independent accountants for the fiscal year 2000.

          Votes for                                  14,179,583
          Votes against                                       0
          Abstaining                                    601,398

          Proposal No. 3 - To consider and vote upon a proposed change in the Company's state of incorporation from Colorado to Nevada.

          Votes for                                  14,179,575
          Votes against                                       2
          Abstaining                                    601,404

          Proposal No. 4 - The adoption of the Condor Capital, Inc., 2000 Stock Option Plan.

          Votes for                               14,173,351
          Votes against                                5,216
          Abstaining                                 602,414

     Shareholders of record at the close of business on March 17, 2000, were entitled to notice and to vote at the meeting or any postponements or adjournments.

Item 5.  Other Information
         -----------------

     None

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

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

     3.1(c)(+)  Articles of  Incorporation  of Condor  Capital,  Inc.,  a Nevada
          Corporation (Incorporated by reference to Registrant's Form 14A Proxy Statement filed March 28, 2000).

     3.1(d)(+) Bylaws of Condor Capital, Inc. a Nevada Corporation (Incorporated from the Registrants Form 8-K filed May 17, 2000, Commission file number 33-20848-D)

     4.1 (+) Specimen certificate for common stock. (Incorporated by reference to Registrant's Form 10-KSB filed for the fiscal year ended September 30, 1997)

     10.1(+) On March  22,  2000 the  Registrant  entered  into a Joint  Venture
          Agreement with Tech-Catalyst Ventures Inc., of Vancouver, British Columbia (Incorporated by reference to Registrant's Form 8-K filed March 22, 2000)

     10.2(+) On June 7, 2000 the Registrant entered into an Amended and Restated
          Joint Venture Agreement with Tech-Catalyst Ventures Inc., of Vancouver, British Columbia (Incorporated by reference to Registrant's Form 8-K filed June 9, 2000) 27.1 (+)(+) Financial Data Schedule (submitted electronically for SEC information only).

     (+)    Previously filed.
     (+)(+) Filed herewith.

     (b) The following reports were filed on Form 8-K during the quarter for which this report is filed:

     On June 7, 2000, the Registrant filed a Form 8-K regarding an Amended and Restated Joint Venture Agreement with Tech-Catalyst Ventures Inc.("Tech"), of Vancouver, British Columbia which completely amends, restates, and supersedes the Joint Venture Agreement dated March 22, 2000 by and between the Registrant and Tech. Under the terms of the Amended and Restated Joint Venture Agreement, the Registrant and Tech, through Konnect Corp., a newly formed Delaware corporation, will join to expand and grow an existing data network developed by Applied Communications Techniques, Inc. ("ACT"), a subsidiary of Tech.

     The original Joint Venture Agreement by and between the Registrant and Tech, dated March 22, 2000 was amended to adjust and clarify the contributions, responsibilities, share ownership, and distribution of income to both the Registrant and Tech in order to more accurately reflect the intent of the parties to the Joint Venture. Specifically, the Registrant's mandatory capital contribution will decrease from $1,500,000 to $1,000,000. In addition, the initial Joint Venture Agreement called for the issuance of Preferred Stock to the Registrant and Common Stock to Tech, and under the Amended and Restated Joint Venture Agreement, each party shall receive an equal number of shares of Common Stock of Konnect Corp.


                                   SIGNATURES
                                   ----------

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the Undersigned, thereunto duly authorized.

                                                 CONDOR CAPITAL INC.
                                                   (Registrant)


August 18, 2000                                  /s/ Lee Gahr
                                                 ------------------------
                                                 By:  Lee Gahr
                                                 President



August 18, 2000                                  /s/ W. Patrick Battista
                                                 ------------------------
                                                 By: W. Patrick Battista
                                                 Secretary