Form 10KSB
period 2000-09-30
CONDOR CAPITAL INC
filed 2001-01-16
CIK 831375

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 FORM 10-KSB/A-2

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended: Septmber 30, 2000

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From ____ to ____

                       Commission File Number: 033-20848-D

                              CONDOR CAPITAL, INC.
             -----------------------------------------------------
             (Exact name of Registrant as specified in its charter)

         Nevada                                           91-2301401
-------------------------------                    -----------------------------
(State or other jurisdiction of                    (I.R.S. Employer I.D. Number)
 Incorporation or organization)

3753 Howard Hughes Pkwy, Suite 2012, Las Vegas, Nevada                   89109
--------------------------------------------------------            ------------
(Address of principal executive offices)                             (Zip Code)


                                 (702) 892-3730
              ---------------------------------------------------
              (Registrant's Telephone number, including area code)

     Securities Company pursuant to Section 12(b) of the Act: None

     Securities  registered pursuant to Section 12(g) of the Act:

                         Common Stock, $0.001 per share
                         ------------------------------
                                (Title of Class)

     Indicated by check mark whether the Registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained to the best of Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

     The issuer's revenues for the year ended September 30, 2000 were $0.00.

     As of September 30, 2000 there were 20,155,010 shares of the Registrant's Common Stock outstanding and the aggregate market value of such shares held by non-affiliates of the Company (based on the closing bid of such shares on the OTC Bulletin Board on September 30, 2000) was approximately $ 14,410,832.15 ($
0.715 per share).

     Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

                              CONDOR CAPITAL, INC.

                                   FORM 10-KSB

                  For The Fiscal Year Ended September 30, 2000

                                      INDEX

                                     PART I
                                                                         Page
                                                                         ----
Item 1. Description of Business .......................................    3
Item 2. Description of Properties .....................................    17
Item 3. Legal Proceedings .............................................    17
Item 4. Submission of Matters to a Vote of Security Holders............    17

                                     PART II

Item 5. Market for Common Equity and Related Stockholder Matters........   17
Item 6. Management Discussion and Analysis or Plan of Operation ........   18
Item 7. Financial Statements ...........................................   20
Item 8. Changes in and Disagreements With Accountants on Accounting
         and Financial Disclosures ......................................  36

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons;
         Compliance with Section 16(a) of the Exchange Act ..............  36
Item 10. Executive Compensation .........................................  40
Item 11. Security Ownership of Certain Beneficial Owners
           and Management ...............................................  42
Item 12. Certain Relationships and Related Transactions .................  43
Item 13. Exhibits and Reports on Form 8-K ...............................  45
Signatures ..............................................................  46

Forward-Looking Statements
--------------------------

     This Annual Report on Form 10-KSB and the documents incorporated herein by reference contain forward-looking statements that have been made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are based on current expectations, estimates and projections about Condor and its subsidiaries industry, management's beliefs, and assumptions made by management. Words such as "anticipates," "expects," "intends," "plans," "believes," "seeks," "estimates," variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict; therefore, actual results and outcomes may differ materially from what is expressed or forecasted in any such forward-looking statements. Such risks and uncertainties include those set forth herein under "Risk Factors" on pages 13 through 20 as well as those noted in the documents incorporated herein by reference. Unless required by law, Condor undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

                                     PART I
                                     ------

ITEM 1.   DESCRIPTION OF BUSINESS
          -----------------------

(a)  General Development of Business.
     -------------------------------

     Condor Capital, Inc., (the "Company") is a corporation formed under the laws of the State of Colorado on December 22, 1987 to evaluate, structure and complete a merger with, or to acquire business prospects consisting of private companies, partnerships or sole proprietorships.

     By Prospectus dated June 8, 1988, the Company conducted a public offering whereby it sold 30,000,000 Units at $0.01 per Unit, for net proceeds of approximately $243,000. The public offering closed on October 20, 1988. Each Unit consisted of one share of the Company's no par common stock and four (4) Class A Common Stock purchase warrants. Each Class A Warrant entitled the holder at a price of $0.02 per Class A Warrant exercised, to purchase one share of Common Stock and one Class B Common Stock Purchase Warrant during the two year period commencing June 8, 1988. Each Class B Warrant entitled the holder to purchase one share of Common Stock at $0.03 per share during the three year period commencing on June 8, 1988. The exercise period of the Class A Warrants was extended from time to time but all extension periods have lapsed prior to exercise of any Class A Warrants. Accordingly, all of the Class A Warrants and Class B Warrants have expired by their terms.

     On October 27, 1989, the Company and Redding Acquisition Corp., a New York corporation, and B. Meyers & Company, the sole shareholder of Redding ("Redding's Shareholder") entered into an agreement whereby Redding was to become a wholly owned subsidiary of the Company. In connection therewith, the Company was to issue 133,100,000 restricted shares of its no par value common stock and 141,100 shares of its Class A no par preferred stock to Redding's Shareholder, in exchange for all of the issued and outstanding shares of Redding.

     Redding Acquisition Corp. intended to acquire a television station using the Company's capital. Management of Redding represented to management of the Company that they were prepared to conclude an acquisition for an identified television station.

     On October 27, 1989,  pursuant to the terms of the agreement,  Messrs. Dale
B. Carson, Robert M. Geller and Sanford L. Schwartz resigned as officers and Directors of the Company, and Mr. Allen R. Goldstone resigned as President while remaining on the Board of Directors. Messrs. Tom LaRousch and Bill O'Callaghan were elected President and Secretary/Treasurer, respectively, and were also appointed to the Board of Directors.

     On November 17, 1989, the Company's shareholders, at a special meeting, replaced the new Board of Directors with Messrs. Goldstone, Geller and Schwartz, which Directors then replaced Messrs. LaRousch and O'Callaghan with Mr. Goldstone as President, Mr. Geller as Vice President and Mr. Schwartz as
Secretary and Treasurer of the Company. These Directors also resolved on November 17, 1989, that it would be in the best interest of the Company and its shareholders to seek rescission of the Company's acquisition of Redding and to recover as much of the Company's remaining funds as possible.

     The Board of Directors' decision to seek rescission was based upon the Board's opinion that the officers appointed pursuant to the October 27, 1989 Agreement could not or would not satisfactorily perform their duties and that the continuation of Redding Acquisition Corp. as a wholly owned subsidiary of the Company did not sufficiently improve the Company's ability to further its business plan nor advance the interests of shareholders so as to justify the number of shares to be issued to Redding's Shareholder, nor justify the further expenditure of its capital pursuant to the business plan of the Redding appointed management.

     On December 20, 1989, the Company entered into a settlement agreement with Redding, Meyers and the former officers, directors, shareholder and/or consultant of Redding whereby the Acquisition Agreement of October 27, 1989 was rescinded, the shares to be issued to Redding and to Meyers were canceled and approximately $160,000 was returned to the Company.

     On December 14, 1989, the Company entered into a letter of intent with Aviation Management Group, Inc. ("AMG"), pursuant to which the Company proposed to acquire 100% of the issued and outstanding common stock of AMG in exchange for 160,000,000 restricted shares of the Company's no par value common stock and 140,000 shares of the Company's convertible preferred stock.

     The definitive agreement with AMG and its shareholders was executed on January 22, 1990. Pursuant to the agreement, 160,000,000 shares of the Company's no par value common stock and 140,000 shares of the Company's Class B convertible preferred stock were issued to the shareholders of AMG in exchange for 100% of the outstanding common stock of AMG. Sixty million (60,000,000) shares of the Company's no par value common stock issued to the AMG shareholders were placed in escrow with legal counsel to the Company at that time to be released if and when the Company at that time became listed for trading on the National Association of Securities Dealers Automated Quotation (NASDAQ) system by January 25, 1994. The Company's Board of Directors set the preferences of the Class B convertible preferred stock as a $0.01 per preferred share liquidation preference prior to a distribution of liquidated assets to common stock, conversion of 40,000 shares of the Class B Preferred to up to 40,000,000 shares of its common stock upon the Company's Common Stock becoming listed for trading on NASDAQ, and conversion of the remaining 100,000 shares of the preferred to up to 100,000,000 shares of common stock upon the Company having a net worth of at least $2,000,000 as shown on the Company's audited financial statements. The 60,000,000 shares of common stock held in escrow were subsequently canceled for failure to obtain NASDAQ listing within the prescribed deadline.

     Also pursuant to the AMG Agreement, Messrs. Goldstone, Carson, Schwartz and Geller resigned as officers and Directors of the Company and Messrs. Andrew L. Stumpf, Burnell M. Calvin, John T. Forrester, Robert J. Brozovich and Robert Hirsekorn were appointed to the Board of Directors of the Company. Messrs. Stumpf, Calvin and Forrester were appointed President and Vice Presidents. Kathleen S. Stumpf was appointed Secretary and Treasurer.

     The business plan of the Company's new management was to develop a regional airline Company through acquisitions and joint ventures. The business plan required significantly greater capital than the Company possessed. The Company's available business development capital was to be used to pay management's salaries and expenses while seeking potential acquisitions and joint ventures as well as additional financing.

     In March 1990, the new Management of the Company began contacting airline and aircraft repair businesses offered for sale in trade publications and evaluating the responses for possible acquisitions. During the fiscal year, the Company evaluated approximately twenty-five (25) responses to its inquiries. While several discussions were held with potential acquisitions, no preliminary or definitive agreements were concluded.

     On May 21, 1990 the Company, through a newly formed wholly owned subsidiary, Condor Printing and Publishing, Inc., entered into an agreement with Kevin P. Hager, an unaffiliated individual, to purchase a printing business operating as Speedy Print of Aurora for a $55,000 promissory note to be repaid from the operations of the printing business. The Company and its President, Mr. Stumpf, guaranteed payment of the Note. Management of the Company intended to operate this business in order to generate revenue to continue the primary objective of seeking acquisition of an airline or aircraft repair station.

     Also in May 1990, the Company, through Condor Insurance Services, Inc., a newly formed, wholly owned subsidiary, entered into an agreement with Burnell Calvin, the Company's Vice President at the time, to operate Mr. Calvin's insurance business in Colorado Springs, Colorado. Management of the Company intended to operate this second business in order to generate revenue to continue the primary objective of seeking acquisition of an airline or aircraft repair station.

     On January 31, 1991, the Company, its wholly owned subsidiary Condor Printing and Publishing, Inc., Mr. Stumpf and Mr. Hager entered into an agreement whereby the Company transferred all assets of the Speedy Print of Aurora business back to Mr. Hager. The Agreement also released the Company's guarantee under the May 21, 1990 Agreement.

     On February 18, 1991, the Company entered into agreements with Mr. Stumpf and Mr. Calvin respectively whereby in consideration of the transfer to the Company of all of each of their respective shares of common stock in the Company and mutual indemnification, the Company transferred all of its shares in Condor Printing and Publishing, Inc. to Mr. Stumpf and all of its shares in Condor Insurance Services, Inc., to Mr. Calvin. Pursuant to these agreements Messrs., Stumpf and Calvin transferred to the Company the 93,120,000 shares of common stock and 6,400,000 shares of common stock issued to them respectively pursuant to the AMG agreement. These shares have since been canceled. A portion of the shares agreed to be canceled were included within the 60,000,000 escrowed shares described above. In addition, all 140,000 shares of the Company's Class B convertible preferred stock were subsequently returned to the Company for cancellation. As a result of these transactions, AMG remained a subsidiary of the Company, but effective January 1, 1995, AMG was administratively dissolved by the office of the Colorado Secretary of State.

     On February 18, 1991, the Board of Directors of the Company met to discuss the financial condition of the Company. Mr. Stumpf reported that Mr. Forester had resigned his positions with the Company due to other responsibilities preventing him from active participation in the affairs of the Company. Mr. Stumpf further reported that despite conservative efforts the Company's funds had been dissipated in the pursuit of acquisition candidates and that while the corporation's liabilities would be met, the Company did not have sufficient capital to continue its search for acquisitions and would have to discontinue operations. Mr. Virgil Rose was appointed to the Board of Directors and Messrs. Stumpf and Calvin and Ms. Stumpf resigned their respective positions with the Company. Thereafter, Mr. Rose was appointed President and Mr. Hirsekorn was named as Secretary/Treasurer. The Board also authorized the issuance of 2,000,000 restricted shares of common stock of the Company to Robert D. Hirsekorn in consideration of his past services to the Company.

     The reconstituted Management of the Company resolved to preserve the remaining assets and the corporate existence of the Company while continuing to seek a business combination with another entity seeking the advantages of an existing publicly held corporation notwithstanding the Company's lack of capital. Management recognized that the Company's lack of capital was a serious disadvantage both in terms of attractiveness to a potential acquiring entity as well as restricting Management's ability to promote the Company and pursue negotiations. It was determined that the best way to proceed was to seek a business combination partner through the personal business contacts of Management.

     In April 1992,  the  Company  entered  into  negotiations  with  Analytical
Development Corporation (ADC), a Company headquartered in Colorado Springs, Colorado, engaged in the business of water pollution remediation through chemical processes. The proposed transaction with ADC contemplated a Plan of Merger with ADC to be submitted to the Company's and ADC's shareholders pursuant to a combined proxy and prospectus. On May 15, 1992, ADC terminated the negotiations.

     In August 1992, the Company entered into a letter of intent with International Golf Investments (IGI), a California corporation whereby the Company agreed to issue to the shareholders of IGI a number of shares of the Company's common stock representing not less than ninety percent (90%) of the issued and outstanding shares of the Company's common stock in exchange for one hundred percent (100%) of the outstanding shares of IGI. In conjunction with the exchange of shares, nominees designated by IGI would be appointed to the Board of Directors of the Company and would constitute a majority of the Board of Directors. IGI was to be engaged in the business of acquiring, developing and operating golf courses in the United States including the retailing of golf related merchandise in its golf course pro shops.

     The letter of intent with IGI contemplated the execution of a definitive agreement containing customary terms for the proposed exchange of shares and change in control. On January 27, 1993, the Company informed IGI that the letter of intent was terminated.

     Effective,  December  31,  1992,  Virgil  Rose  resigned as  President  and
Director. Also effective that date John Henz was appointed as Director, Mr. Hirsekorn was named President and Mr. Henz was named Secretary/Treasurer.

     Thereafter the Company resumed its original business direction of seeking a merger, reverse acquisition or other defined change in control agreement which would be in the best interests of the Company's shareholders. As a result thereof, the Company began negotiations with GolfNet Corporation (GolfNet), a California corporation, for a business combination with the Company. GolfNet was engaged in the distribution of golf related merchandise, primarily through golf course pro shops. The Company entered into an Agreement with GolfNet on August 10, 1993. In connection with the proposed transaction, on August 10, 1993 the Board of Directors authorized a one (1) for two hundred (200) reverse stock split of its common stock, which became effective August 19, 1993.

     For various reasons, the Company and GolfNet determined not to proceed to complete the transactions contemplated by the August 10, 1993 Agreement. As a result of the conclusion of the relationship with GolfNet, the Registration was left with virtually no funds and no pending prospects for developing business relationships with other companies. The Company did not file any periodic reports with the Securities and Exchange Commission subsequent to the Form 10-Q filed for the quarter ended December 31, 1989 and a Form 8-K on May 10, 1990.

     In August 1997, John Venette and Sheryl Allen were appointed to the Board of Directors by the Company's then sole director, Robert Hirsekorn. In September 1997, the Company completed a private placement of 11,236,651 shares of its common stock for a total purchase price of $33,434.66.

     In May of 1998, Sheryl Allen resigned as Secretary and a member of the Board of Directors. John Venette assumed the responsibilities as Secretary.

     In January of 1999, the Company completed a private placement of 5,500,000 shares of its common stock for a total purchase price of $11,000.

     In February of 1999, the Company entered into an Acquisition Agreement and Plan of Reorganization with the Shareholders of Rogart Limited, a corporation organized under the laws of the Turkish Republic of Northern Cyprus. Per the terms of the Agreement the Company acquired all of the issued and outstanding capital stock of Rogart from its Shareholders in exchange for 2,500,000 shares of the Company's previously authorized but unissued unregistered and restricted shares of Common Stock.

     On February 16, 2000 Robert Hirsekorn and John Venette resigned from their respective positions as officers and directors of the Company in conjunction with the closing of the Acquisition Agreement and Plan of Reorganization with Rogart Limited. Also on February 16, 2000 and in conjunction with the closing of the Acquisition Agreement and Plan of Reorganization with Rogart Limited, Lee Gahr, W. Patrick Battista and George Lerg were all duly elected as directors of the Company. Further, the appointments of Lee Gahr and W. Patrick Battista to the offices of Chairman, C.E.O., President and C.F.O., Secretary were made respectively.

     Effective February 25, 2000, Condor Capital, Inc., a Colorado corporation (the "Company") dismissed Gordon, Hughes & Banks, LLP ("GHB") as its independent public accountants. The Board of Directors of the Company approved this action. During the two most recent fiscal years and through December 16, 2000, there were no disagreements with GHB on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which disagreements, if not resolved to the satisfaction of GHB, would have caused GHB to make reference to the subject matter of the disagreement(s) in its reports.

     Effective February 25, 2000, the Company engaged the accounting firm of HJ & Associates, LLC, formerly known as Jones, Jensen & Company as independent public accountants of the Company for the fiscal year ending September 30, 2000. HJ & Associates has not previously served as the Company's independent accountants. However, the Company believes HJ & Associates has the qualifications, skills, and reputation necessary to adequately represent the interests of the Company. The services to be provided to the Company by HJ & Associates in fiscal 2000 include examination of the Company's consolidated financial statements, review of quarterly reports and services in connection consultations on various tax and information matters.

     On April 19, 2000 at the Annual Meeting of the Shareholders, the Shareholders approved and ratified an Agreement and Plan of Merger, whereby the Company, Condor Capital, Inc., a Colorado corporation, was merged with and into Condor Capital, Inc., a Nevada Corporation, for the sole purpose of changing its corporate domicile from the State of Colorado to the State of Nevada. Under the terms of the plan each share of Common Stock issued and outstanding of Condor Colorado, which consisted of 20,155,000, was to be converted into Shares of Common Stock of Condor Nevada on a one to one basis (1:1). The new authorized share capital became 125,000,000 shares consisting of 100,000,000 common shares, par value $ .001 and 25,000,000 preferred shares, no par value.

     Also on April 19, 2000 at the Annual Meeting of Shareholders, the Shareholders approved the adopted a Stock Option Plan adopted by the Board of Directors of the Company on March 1, 2000. The Purpose of the Stock Option Plan is to provide a method whereby key employees and persons providing services to the Company may be offered incentives in addition to those presently available. Under the terms of the plan five million shares of Common Stock were reserved and authorized to be issued pursuant to the exercise of options granted under the plan.

     On April 24, 2000 George Lerg resigned from his position of Director.

     On May 23, 2000, the Company entered into a management consulting agreement with Renfrew Corporate Management Services Ltd. whereby Renfrew provides certain dedicated financial management and consulting services regarding capital investment strategies. The agreement was for a six month period at a monthly fee of $6,000, renewable for additional three month periods at the option of both parties.

     On June 7, 2000 the Company entered into a Joint Venture Agreement with Tech-Catalyst Ventures, Inc. (a British Columbia corporation) for the purpose of further developing and implementing a real-time, interactive digital data network, initially targeted at the Media Industry, owned by its 100% Delaware subsidiary, Applied Communications Techniques, Inc.

     The Agreement called for the creation of a new entity called Konnect Corp. (a Delaware corporation), for the Company to advance $1 million into Konnect Corp. and for Tech - Catalyst Ventures, Inc. to cause Applied Communications Techniques, Inc. to be merged into Konnect Corp. In consideration thereof both parties would be issued 10,000,000 shares in the capital stock of the newly formed Konnect Corp. Konnect Corp. was incorporated on March 14, 2000 and 10,000,000 shares in the capital stock was issued to the Company and Tech-Catalyst, respectively, on August 14, 2000. The Agreement also calls for Tech - Catalyst Ventures, Inc. to supply full operational, technical and customer support services and for the Company to be responsible for financial administration and capital equipment requirements as well as any additional financing requirements such as working capital and security deposits.

     As of the date of this report, Condor has contributed $473,995 and the merger of Applied Communication Techniques, Inc. with and into Konnect Corp. has not been completed.

     On September 18, 2000 Mr. P. L. Hammond, C.A. was appointed a Director of the Company and was also appointed as the Chief Financial Officer of the Company.

(b)  Narrative Description of Business.
     ---------------------------------

     The Company has insufficient capital with which to finance cash acquisitions of other business entities. Accordingly, the Company will be incapable of acquiring the assets or business of other entities except in those instances where the Company exchanges its common stock with those held by the target Company and/or the target Company's shareholders. The Company may entertain the sale of common stock to accredited investor(s) with the goal to raise the amount of capital required for either acquisitions, the continuation of operations, or both. Another possibility, although less likely, is that the Company may give its common stock to a target in exchange for the target's assets. Management expects that an exchange of the Company's Common Stock in a merger or acquisition, if ever, would require the Company to issue a substantial number of shares of its common stock. Accordingly, the percentage of common stock held by the Company's then current shareholders would be reduced as a result of the increased number of shares of common stock issued and outstanding following any such merger or acquisition.

     The Company expects to continue to concentrate primarily on the identification and evaluation of prospective merger or acquisition "target" entities. The Company does not intend to act as a general or limited partner in connection with partnerships it may merge with or acquire. Management has not identified any particular area of interest within which the Company will continue its efforts. The Company's officers and directors will devote only such time as is necessary to seek out a suitable opportunity.

     Management contemplates that the Company will seek to merge with or acquire a target Company with either assets or earnings, or both, and that preliminary evaluations undertaken by the Company will assist in identifying possible target companies. The Company has not established a specific level of earnings or assets below which the Company would not consider a merger or acquisition with a target Company. Moreover, Management may identify a target Company generating losses which the Company will seek to acquire or merge with the Company. There is no assurance that if the Company acquires a target Company with assets or earnings, or both, that the price of the Company's common stock will increase.

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

     Management expects to enter into further negotiations with target Company management following successful conclusion of financial and evaluation studies. Negotiations with target Company management will be expected to focus on the percentage of the Company which target Company shareholders would acquire in exchange for their shareholdings in the target Company. Depending upon, among other things, the target Company's assets and liabilities, the Company's shareholders will in all likelihood hold a lesser percentage ownership interest in the Company following any merger or acquisition. The percentage ownership may be subject to significant reduction in the event the Company acquires a target Company with substantial assets. Any merger or acquisition effected by the Company can be expected to have a significant dilutive effect on the Percentage of shares held by the Company's then current shareholders.

     The final stage of any merger or acquisition to be effected by the Company will require the Company to retain the services of its counsel and a qualified accounting firm in order to properly effect the merger or acquisition. The Company would incur significant legal fees and accounting costs during the final stages of a merger or acquisition. Also, if the merger or acquisition is successfully completed, Management anticipates that certain costs will be incurred for public relations, such as the dissemination of information to the public, to the shareholders and to the financial community. If the Company is unable to complete the merger or acquisition for any reason, the Company's then supply of capital may be substantially depleted if legal fees and accounting costs have been incurred. Management intends to retain legal and accounting services only on an as-needed basis in the latter stages of a proposed merger or acquisition. It is likely that the Company will seek to accomplish any business combination in a manner which will not require shareholder approval.

     The Company may be required to seek additional financing in order to proceed with any proposed transaction with a target Company, which could be accomplished by either the sale of common stock, the issuance of debt, or both. The Company's Subsidiaries and the Nature of Products and Services Offered

     The Company currently has two subsidiaries. Rogart Ltd., a wholly owned subsidiary, acquired for the development of DesignerMale.com an online men's boutique. Due to the changing environment within internet commerce, DesignerMale.com has ceased operations though the Company continues to own 100% of Rogart Ltd. Currently, Rogart Ltd. has no operations or ongoing business.

     In addition, the Company has a 50% ownership in Konnect Corp., a Delaware corporation. Konnect is the developer of a digital network layer required by Application Service Providers for real time interactive data networking. This network operating environment will set new standards in the communications industry. Constructed of fiber optics, wireless and conventional systems, Konnect enables RELIABLE, SECURE, HIGH SPEED, HIGH QUALITY application services. Konnects' network operating system poses a significant alternative to internet services and expensive private networks as a communications platform.

     The services offered consist of: audio & video conferencing, digital media storage and transfer, digital collaboration, e-commerce transaction fulfillment, unified messaging (including email)and generic internet / web data services. The services are wrapped in a user friendly support environment that provides for 24 hour - 7 day per week on-line and off-line maintenance, support, and data security.

     Target Markets
     --------------

     Konnects' initial target market is the Media Creation and Distribution Industry, as this highly visible community has the greatest communications needs. In addition, these groups are responsible for creating the world's most valuable digitally distributable products; products that can be streamed in real time over the Konnects' network operating system. The initial network will link the cities of Los Angeles, Vancouver (BC), Toronto (Ontario), Montreal (Quebec), Chicago and New York.

     Business Model and Products
     ---------------------------

     The business case for Konnect is based on the actual needs of the target market, particularly in that the target market must collaborate intensively to create media products. Through the digital re-engineering of workflow, companies are able to cost effectively and productively work in real-time collaborative environments irrespective of geographic location. Two members of the senior management of Konnect have worked under contract to assist a major Hollywood Studio appreciate workflow re-engineering for an on-line digital environment.

     Perhaps of even greater importance is the secure storage and transfer of digital products made possible by Konnect. The Media Industry currently loses over Four and One Half Billion Dollars per year to piracy, according to the Motion Picture Association (MPA) and World Intellectual Property Organization
(WIPO). Most of these losses are attributed to security problems in the media production process which Konnect is able to minimize.

     Distribution methods of the products or services
     ------------------------------------------------

     The Company's sales and marketing teams are configured in a manner that maintain entire industries (vertical markets) while at the same time supporting the specific requirements of individual or regional customers (horizontal markets). The intelligence gathering and cultivating of information acquired by the sales and marketing teams, assist in the development of further services and applications that benefit not only the horizontal but also vertical markets. These further developments are crucial in these competitive, evolving marketplaces.

     Competition
     -----------

     There are numerous companies engaged in endeavors similar to those engaged in by the Company; many of these companies have substantial current assets and cash reserves. Competitors also include many publicly held companies whose business operations have proven unsuccessful, and whose only viable business opportunity is that of providing a publicly held vehicle through which a private entity may have access to the public capital markets. There is no reasonable way to predict the competitive position of the Company or any other entity in these endeavors. Employees

     The Company does not have any employees, and did not have any during the fiscal year ended September 30, 2000.

     Dependence on one or a few major customers
     ------------------------------------------

     The Company believes that the diversity of the products and services offered alleviates the dependence on any customer. Through the widespread use of the Company's and its subsidiaries' products and services, in multimedia, electronic commerce, publishing, Internet and other developing industries, the Company will develop a wide base of customers. No customer in 1999-2000 accounted for more than 10% of the net sales.

     Patents, trademarks, license, franchises, concessions, royalty agreements or labor contracts
     ---------------------------------------------------------------------------

     Neither the Company nor any of its subsidiaries presently holds any patents, copyrights or trademarks for their products or services offered or the names under which they operate. However, the Company and its subsidiaries are currently in the process of seeking copyright and trademark protection of its trade names and website addresses.

     Need for Government approval
     ----------------------------

     With the exception of the requirement that the Company and its subsidiaries be registered or qualified to do business in the States and foreign countries in which they will do business, the products and services provided through use of the Company's technology are not subject to approval of any government regulation.

     Effect of existing or probable governmental regulations on the business.
     -----------------------------------------------------------------------

     The Company's common stock is registered pursuant to Section 12(g) of the Securities Exchange Act of 1934. As a result of such registration, the Company is subject to Regulation 14A of the Securities Exchange Act of 1934, as amended (the "1934 Act"), which regulates proxy solicitations. Section 14(a) requires all companies with securities registered pursuant to Section 12(g) thereof to comply with the rules and regulations of the Commission regarding proxy solicitations, as outlined in Regulation 14A. Matters submitted to stockholders of the Company at a special or annual meeting thereof or pursuant to a written consent will require the Company to provide its stockholders with the information outlined in Schedules 14A or 14C of Regulation 14; preliminary copies of this information must be submitted to the Commission at least 10 days prior to the date that definitive copies of this information are forwarded to stockholders.

     The Company is also required to file annual reports on Form 10-KSB and quarterly reports on Form 10-QSB with the Commission on a regular basis, and will be required to timely disclose certain events (e.g., changes in corporate control; acquisitions or dispositions of a significant amount of assets other than in the ordinary course of business; and bankruptcy) in a Current Report on Form 8-K.

     The Company is not aware of any other governmental regulations now in existence or that may arise in the future that would have an effect on the business of the Company.

     Research and Development
     ------------------------

     The Company does not have any research and development facilities or operations except for those found with the Konnect subsidiary.

     The Company is not effected by any environmental laws, Federal, State or Local.

     The Company does not plan to manufacture the products that are derived from the application and use of its technology. The Company does not feel that it is effected by any rules which have been enacted or adopted regulating the discharge of material into the environment

RISK FACTORS
------------

     Consideration should be given to the risks described below before making an investment decision in the Company. The risks and uncertainties described below are not the only ones facing the Company and there may be additional risks that are not presently known or are currently deemed immaterial. All of these risks may impair business operations.

     The Company's present and proposed business operations will be highly speculative and subject to the same types of risks inherent in any new or unproven venture, as well as risk factors particular to the industries in which it will operate, and will include, among other things, those types of risk factors outlined below.

     In any business venture, there are substantial risks specific to the particular enterprise which cannot be ascertained until a potential acquisition, reorganization or merger candidate has been identified; however, at a minimum, the Company's present and proposed business operations will be highly speculative and subject to the same types of risks inherent in any new or unproven venture, and will include those types of risk factors outlined below.

     Risks of "Penny Stock.
     ---------------------

     The Company's common stock may, at some future time, be deemed to be "penny stock" as that term is defined in Rule 3a51-1 of the Exchange Act of 1934. Penny stocks are stocks (i) with a price of less than five dollars per share; (ii) that are not traded on a "recognized" national exchange; (iii) whose prices are not quoted on the NASDAQ automated quotation system (NASDAQ-listed stocks must still meet requirement (i) above); or (iv) of an issuer with net tangible assets less than US$2,000,000 (if the issuer has been in continuous operation for at least three years) or US$5,000,000 (if in continuous operation for less than three years), or with average annual revenues of less than US$6,000,000 for the last three years.

     A principal exclusion from the definition of a penny stock is an equity security that has a price of five dollars ($5.00) of more, excluding any broker or dealer commissions, markups or markdowns. As of the date of this Annual Report the Company's common stock has a price less than $5.00 and would therefore be deemed a penny stock.

     If a Company's Common Stock is deemed a penny stock, section 15(g) and Rule 3a51-1 of the Exchange Act of 1934 would require broker-dealers dealing in the Company's Common Stock to provide potential investors with a document disclosing the risks of penny stocks and to obtain a manually signed and dated written receipt of the document before effecting any transaction in a penny stock for the investor's account. Potential investors in the Company's common stock are urged to obtain and read such disclosure carefully before purchasing any shares that are deemed to be "penny stock."

     Moreover, Rule 15g-9 of the Exchange Act of 1934 requires broker-dealers in penny stocks to approve the account of any investor for transactions in such stocks before selling any penny stock to that investor. This procedure requires the broker-dealer to (i) obtain from the investor information concerning his or her financial situation, investment experience and investment objectives; (ii) reasonably determine, based on that information, that transactions in penny stocks are suitable for the investor and that the investor has sufficient knowledge and experience as to be reasonably capable of evaluating the risks of penny stock transactions; (iii) provide the investor with a written statement setting forth the basis on which the broker-dealer made the determination in
(ii) above; and (iv) receive a signed and dated copy of such statement from the investor, confirming that it accurately reflects the investor's financial situation, investment experience and investment objectives. Compliance with these requirements may make it more difficult for investors in the Company's common stock to resell their shares to third parties or to otherwise dispose of them.

     Competition.
     -----------

     There are numerous corporations, firms and individuals, which are engaged in the type of business activities in which the Company is presently engaged. Some of those entities are more experienced and possess substantially greater financial, technical and personnel resources than the Company or its subsidiaries. Many of the Company's competitors have longer operating histories than the Company, and thus may be able to respond more quickly to new or changing opportunities, technologies and customer requirements. Many of the Company's competitors also have greater name recognition and larger customer bases that could be leveraged, thereby gaining market share from the Company. Such competitors may conduct more extensive promotional activities and offer better terms and lower prices to customers than the Company can. Moreover, certain competitors have established cooperative relationships among themselves or with third parties to enhance their services and products. Accordingly, it is possible that new competitors or alliances among existing competitors may significantly reduce the Company's market share. While the Company cannot predict the type and extent of competitive services that ultimately may be offered, or whether legislative barriers will be modified, the Company may be adversely affected by such competition or legislation. To the extent the Company's competitors are able to attract and retain customers, the Company's business or ability to grow could be adversely affected. In many instances, the Company is competing with such organizations for the same customers. In addition, competition among telecommunication services firms exists for experienced technical and other personnel. There can be no assurance that the Company will be able to compete effectively with current or future competitors or that such competition will not have a material adverse effect on the Company's business, financial condition and operating results. While the Company hopes to be competitive with other similar companies, there can be no assurance that such will be the case.

     Volatile Market for Common Stock.
     --------------------------------

     The Company's common stock is quoted on the OTC Bulletin Board under the symbol "CNOP." The market price of the Company's Common Stock has been and is likely to continue to be highly volatile and subject to wide fluctuations due to various factors, many of which may be beyond the Company's control, including: quarterly variations in operating results; announcements of technological innovations or new software, services or products by the Company or its competitors; and changes in financial estimates and recommendations by securities analysts. In addition, there have been large price and volume fluctuations in the stock market which have affected the market prices of securities of many technology and services companies, often unrelated to the operating performance of such companies. These broad market fluctuations, as well as general economic and political conditions, may adversely affect the market price of the Company's common stock. In the past, volatility in the market price of a Company's securities has often led to securities class action litigation. Such litigation could result in substantial costs and diversion of the Company's attention and resources, which could have a material adverse effect on the Company's business, financial condition and operating results.

     Discretionary Use of Proceeds.
     -----------------------------

     Because of management's broad discretion with respect to the acquisition of assets, property or business, the Company may be deemed to be a growth oriented Company. Although management intends to apply substantially all of the proceeds that it may receive through the issuance of stock or debt to suitable acquisitions such proceeds will not otherwise be designated for any more specific purpose. The Company can provide no assurance that any allocation of such proceeds will allow it to achieve its business objectives.

     Unascertainable Risks Associated with Potential Future Acquired Businesses.
     --------------------------------------------------------------------------

     To the extent that the Company may acquire a business in a highly risky industry, the Company will become subject to those risks. Similarly, if the Company acquires a financially unstable business or a business that is in the early stages of development, the Company will become subject to the numerous risks to which such businesses are subject. Although management intends to consider the risks inherent in any industry and business in which it may become involved, there can be no assurance that it will correctly assess such risks.

     Risks Associated with Acquisitions, Strategic Relationships.
     -----------------------------------------------------------

     The Company may acquire other companies or technologies in the future, and the Company regularly evaluates such opportunities. Acquisitions entail numerous risks, including: difficulties in the assimilation of acquired operations and products; diversion of management's attention from other business concerns; amortization of acquired intangible assets; and potential loss of key employees of acquired companies. No assurance can be given as to the Company's ability to integrate successfully any operations, personnel, services or products that might be acquired in the future. Failure to successfully assimilate acquired organizations could have a material adverse effect on the Company's business, financial condition and operating results. The Company has established a number of strategic relationships with online and Internet service providers and software and information service providers. There can be no assurance that any such relationships will be maintained, or that if they are maintained, they will be successful or profitable. Additionally, the Company may not develop any new such relationships in the future. Due to the foregoing factors, quarterly revenues and operating results are difficult to forecast. The Company believes that period-to-period comparisons of the Company's operating results will not necessarily be meaningful and you should not rely on them as any indication of future performance. The Company's future quarterly operating results may not consistently meet the expectations of securities analysts or investors, which in turn may have an adverse effect on the market price of the Company's Common Stock. Additionally, to the extent that the Company may acquire a business in a highly risky industry, the Company will become subject to those risks. Similarly, if the Company acquires a financially unstable business or a business that is in the early stages of development, the Company will become subject to the numerous risks to which such businesses are subject. Although management intends to consider the risks inherent in any industry and business in which it may become involved, there can be no assurance that it will correctly assess such risks.

     Uncertain Structure of Future Acquisitions.
     ------------------------------------------

     Although management has engaged in preliminary contact and/or discussions regarding arrangements to acquire other specific assets, property or business, and there are current plans, proposals to engage in such, it is unclear whether such any such acquisition would take the form of an exchange of capital stock, a merger or an asset acquisition at this time. Management's current plans are to pursue acquisitions on a cash investment basis.

     Conflicts of Interest; Related Party Transactions.
     -------------------------------------------------

     The  possibility  exists  that the  Company  may  acquire  or merge  with a business or Company in which the Company's executive officers, directors, beneficial owners or their affiliates may have an ownership interest. Although there is no formal bylaw, stockholder resolution or agreement authorizing any such transaction, corporate policy does not forbid it and such a transaction may occur if management deems it to be in the best interests of the Company and its stockholders, after consideration of the above referenced factors. A transaction of this nature would present a conflict of interest to those parties with a managerial position and/or an ownership interest in both the Company and the acquired entity, and may compromise management's fiduciary duties to the Company's stockholders. An independent appraisal of the acquired Company may or may not be obtained in the event a related party transaction is contemplated. Furthermore, because management and/or beneficial owners of the Company's common stock may be eligible for finder's fees or other compensation related to potential acquisitions by the Company, such compensation may become a factor in negotiations regarding such potential acquisitions. It is the Company's intention that all future transactions be entered into on such terms as if negotiated at arms length, unless the Company is able to received more favorable terms from a related party.

     Risks Associated with Systems Failures.
     --------------------------------------

     The Company depends heavily on the integrity of the electronic systems supporting its activities, including the Company's internal software programs and computer systems. The Company's systems or any other systems of third parties whom the we utilize could slow down significantly or fail for a variety of reasons including: undetected errors in the Company's internal software programs or computer systems; the Company's inability to effectively resolve any errors in the Company's internal software programs or computer systems once they are detected; or heavy stress placed on the Company's system during certain peak hours of usage of either the Company's own or its third party provider systems. If the Company's systems or any other systems which the Company relies on slow down significantly or fail even for a short time, the Company's customers would suffer delays and dissatisfaction. The Company could experience future system failures and degradations. The Company could experience a number of adverse consequences as a result of these systems failures including the loss of existing customers and the inability to attract or retain new customers. There can be no assurance that the Company's network structure or those of third party service providers will operate appropriately in any of the following events: subsystem, component or software failure; a power or telecommunications failure; human error; an earthquake, fire or other natural disaster; or an act of God or war. There can be no assurance that in any such event, we will be able to prevent an extended systems failure. Any such systems failure that interrupts the Company's operations could have a material adverse effect on the Company's business, financial condition and operating results.

     Risks  Associated  with Encryption Technology.
     -------------------------------------------

     A significant barrier to online commerce is the secure transmission of confidential information over public networks. The Company relies on encryption and authentication technology to provide secure transmission of confidential information. There can be no assurance that advances in computer and cryptography capabilities or other developments will not result in a compromise of the encryption and authentication technology we use to protect customer transaction data. If any such compromise of the Company `s security were to occur, it could have a material adverse effect on the Company's business, financial condition and operating results.

     Risks Associated with Significant Fluctuations In Operating Results.
     -------------------------------------------------------------------

     The Company expects to experience large fluctuations in future quarterly operating results that may be caused by many factors, including the following: the timing of introductions or enhancements to services and other products by the Company or its competitors; market acceptance of services and products; the pace of development of the market for online commerce; changes in trading volume in securities markets; trends in securities markets; domestic and international regulation of the communications industry; changes in pricing policies by the Company or its competitors; changes in strategy; the success of or costs associated with acquisitions, joint ventures or other strategic relationships; changes in key personnel; seasonal trends; the extent of international expansion; the mix of international and domestic revenues; changes in the level of operating expenses to support projected growth; and general economic conditions. The Company will also experience fluctuations in the average number of customer transactions per day. Thus, the rate of growth in customer transactions at any given time is not necessarily indicative of future transaction activity.

     Risks Associated with Management of a Changing Business.
     -------------------------------------------------------

     Rapid change and expansion places significant demands on the Company's administrative, operational, financial and other resources. The Company expects operating expenses and staffing levels to increase substantially in the future. Competition for such personnel is intense, and there can be no assurance that the Company will be able to find or keep additional suitable senior managers or technical persons in the future. The Company also expects to expend resources for future expansion of the Company's accounting and internal information management systems and for a number of other new systems and procedures. In addition, the Company expects that future expansion will continue to challenge the Company's ability to successfully hire and retain associates. If the Company's revenues do not keep up with operating expenses, the Company's information management systems do not expand to meet increasing demands, the Company fails to attract, assimilate and retain qualified personnel, or the Company fails to manage the Company's expansion effectively, there would be a material adverse effect on the Company's business, financial condition and operating results. As the Company acquires new equipment and applications quickly, the Company has less time and ability to test and validate hardware and software, which could lead to performance problems.

     Risks Associated with Delays In Introduction of New Services and Products.
     -------------------------------------------------------------------------

     The Company's future success depends in part on the Company's ability to develop and enhance the Company's services and products. There are significant technical risks in the development of new services and products or enhanced versions of existing services and products. There can be no assurance that the Company will be successful in achieving any of the following: effectively using new technologies; adapting the Company's services and products to emerging industry standards; developing, introducing and marketing service and product enhancements; or developing, introducing and marketing new services and products. The Company may also experience difficulties that could delay or prevent the development, introduction or marketing of these services and products. Additionally, these new services and products may not adequately meet the requirements of the marketplace or achieve market acceptance. If the Company is unable to develop and introduce enhanced or new services and products quickly enough to respond to market or customer requirements, or if they do not achieve market acceptance, the Company's business, financial condition and operating results will be materially adversely affected.

     Risks Associated with Dependence on Intellectual Property Rights.
     ----------------------------------------------------------------

     Neither the Company or any of its subsidiaries presently holds any patents, copyrights or trademarks for their products or services offered or the names under which they operate. However, the Company and its subsidiaries are currently in the process of seeking copyright and trademark protection of its trade names and website addresses. The Company's success and ability to compete are dependent to a degree of the Company's and its subsidiary's name and product recognition. Accordingly, the Company will primarily rely on copyright, trade secret and trademark law to protect the product, services and brand names on or under which the Company and its subsidiaries conduct their business. Effective trademark protection may not be available for the Company's trademarks. There can be no assurance that the Company will be able to secure significant protection for the Company's trademarks. The Company's competitors or others may adopt product or service names similar to the Company's, thereby impeding the Company's ability to build brand identity and possibly leading to customer confusion. The Company's inability to adequately protect its product, brand, trade names and trademarks would have a material adverse effect on the Company's business, financial condition and operating results. Despite any precautions the Company takes, a third party may be able to copy or otherwise obtain and use the Company's software or other proprietary information without authorization or to develop similar software independently. Policing unauthorized use of the Company's technology is made especially difficult by the global nature of the business and difficulty in controlling the security of software or other data transmitted on it. The laws of other countries may afford us little or no effective protection for the Company's intellectual property. There can be no assurance that the steps the Company takes will prevent misappropriation of the Company's technology or that agreements entered into for that purpose will be enforceable. In addition, litigation may be necessary in the future to enforce the Company's intellectual property rights; protect the Company's trade secrets; determine the validity and scope of the proprietary rights of others; or defend against claims of infringement or invalidity. Such litigation, whether successful or unsuccessful, could result in substantial costs and diversions of resources, either of which could have a material adverse effect on the Company's business, financial condition and operating results.

     Risks Associated with Infringement.
     ----------------------------------

     The Company may in the future receive notices of claims of infringement on other parties' proprietary rights. There can be no assurance that claims for infringement or invalidity (or any indemnification claims based on such claims) will not be asserted or prosecuted against the Company. Any such claims, with or without merit, could be time consuming and costly to defend or litigate, divert the Company's attention and resources or require the Company to enter into royalty or licensing agreements. There can be no assurance that such licenses would be available on reasonable terms, if at all, and the assertion or prosecution of any such claims could have a material adverse effect on the Company's business, financial condition and operating results.

     Risks Associated with Entering New Markets.
     ------------------------------------------

     One element of the Company's strategy is to leverage the Company's brand names and services that the Company and its subsidiaries provide. No assurance can be given that the Company will be able to successfully adapt the Company's products and services for use in other markets. Even if the Company does adapt the Company's products to other markets, no assurance can be given that the Company will be able to compete successfully in any such new markets. There can be no assurance that the Company's marketing efforts or the Company's pursuit of any new opportunities will be successful. If the Company's efforts are not successful, the Company could realize less than expected earnings, which in turn could result in a decrease in the market value of the Company's Common Stock. Furthermore, such efforts may divert management attention or inefficiently utilize the Company's resources.

     Risks Associated with International Strategy.
     --------------------------------------------

     One component of the Company's strategy is a planned increase in efforts to attract additional international customers and to expand the Company's services and products into international markets. There can be no assurance that the Company and the Company's subsidiaries will be able to market the Company's branded services and products successfully in international markets. In addition, there are certain risks inherent in doing business in international markets, such as: unexpected changes in regulatory requirements, tariffs and other trade barriers; difficulties in staffing and managing foreign operations; political instability; fluctuations in currency exchange rates; reduced protection for intellectual property rights in some countries; seasonal reductions in business and potentially adverse tax consequences. Any of the foregoing could adversely impact the success of the Company's international operations. Under these agreements, the Company relies upon third parties for a variety of business and regulatory compliance matters. The Company has limited control over the management and direction of these third parties. The Company runs the risk that their action or inaction could harm the Company's operations and/or the goodwill associated with the Company's brand names. As a result, the risk to our operations and goodwill is higher. There can be no assurance that one or more of the factors described above will not have a material adverse effect on the Company's future international operations, if any, and, consequently, on our business, financial condition and operating results.

ITEM 2.   DESCRIPTION OF PROPERTIES
          -------------------------

     The Company leases office space at 2012 Howard Hughes Parkway, Las Vegas, Nevada 89109 from HQ Global Workplaces, Inc. at a nominal rate of $175.00 per month. The lease is for a period of one year ending September 30, 2001 and can be renewed for periods of one year at a time. The lease is cancelable by either party upon 30 days written notice.

     The Company also maintains an office in Vancouver, Canada, under a month-to-month arrangement with Konnect Strategic Services Ltd. The monthly cost is $1,850.

     At this time the Company owns basic office furnishings and equipment required for the continuation of business.

ITEM 3.   LEGAL PROCEEDINGS
          -----------------

     There are no pending legal proceedings involving the Company and the Company is not aware of any proceeding that any governmental authority or any other party is contemplating.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          ---------------------------------------------------

     No matter was submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders, through the solicitation of proxies, or otherwise.

                                     PART II
                                     -------

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS
          ---------------------------------------------------------

(a)  Market Information.
     ------------------

     The Company's Common Stock is listed and traded on the OTC Bulletin Board under the symbol "CNOP." There has been relatively limited trading activity in the Company's stock since inception. The following table represents the high and low closing prices for the Company's Common Stock for each quarter of the fiscal year ended September 30, 2000.

          Fiscal 2000              High           Low
          -----------------------------------------------
          First Quarter            $0.0625        $0.0625
          Second Quarter           $1.75          $0.0625
          Third Quarter            $2.25          $0.906
          Fourth Quarter           $1.68          $0.625

(b)  Holders.
     -------

     The approximate number of holders of record of the Company's Common Stock as of October 2, 2000 was 1,002.

(c)  Dividends.
     ---------

     Holders of common stock are entitled to receive such dividends as may be declared by the Company's Board of Directors. No dividends have been paid with respect to the Company's common stock and no dividends are anticipated to be paid in the foreseeable future.

(d)  Recent Sales of Unregistered Shares of Common Stock.
     ---------------------------------------------------

     None.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
          ---------------------------------------------------------------

     The following discussion and analysis should be read together with the Annual Report of Condor Capital Inc., Consolidated Financial Statements of Condor Capital Inc. and the notes to the Consolidated Financial Statements included elsewhere in this Form 10-KSB.

     This discussion summarizes the significant factors affecting the consolidated operating results, financial condition and liquidity and cash flows of Condor Capital Inc. for the year ended September 30, 2000. Except for historical information, the matters discussed in this Management's Discussion and Analysis of Financial Condition and Results of Operations are forward looking statements that involve risks and uncertainties and are based upon judgments concerning various factors that are beyond our control. Actual results could differ materially from those projected in the forward-looking statements as a result of, among other things; the factors described below under the caption "Cautionary Statements and Risk Factors."

     Overview
     --------

     During the past year, the Company continued to concentrate primarily on the identification and evaluation of prospective merger or acquisition "target" entities. During this period the Company has made one acquisition of Rogart Ltd., a private corporation, solely for the purpose of acquiring shares in DesignerMale.com, a private Florida internet retailer. Due to the business environment within the internet retail marketplace, DesignerMale.com has ceased operations. Rogart continues to be a 100% owned subsidiary of the Company though it currently has no active business or operations. The Company has also created a joint venture entity, Konnect Corp. a Delaware corporation, specifically for the development of a digital network required by Application Service Providers for real time interactive data networking, enabling reliable, secure, high speed, high quality application services within digital data management. Management believes that it has isolated demand for future growth in the multi-faceted communication and fiber optics industry, specifically within digital data management, and has therefore targeted potential acquisition, merger or partnership candidates who will ensure growth in broadband application layer network environments.

     Plan of Acquisition
     -------------------

     In evaluating target companies, Management intends to concentrate on identifying prospects that ensure the Company growth in broadband application layer network environments. Essentially, this will entail a determination by Management as to whether or not the prospects are in an environment that appears promising and whether or not these prospects themselves have the potential to enhance the Company's position within the targeted industry. The Company is in the process of overhauling its current corporate infrastructure, pursuing strategic acquisitions, mergers, partnerships or alliances, and pursuing capital funding to support this new initiative.

     TWELVE MONTHS ENDED SEPTEMBER 30, 2000
     --------------------------------------

     NET SALES AND GROSS PROFIT The Company did not realize any sales or other areas of revenue generation during the period ending September 30, 2000. The Company did not realize any sales or profit for the twelve-month period ended September 30, 2000.

     OPERATING AND GENERAL AND ADMINISTRATIVE EXPENSES The Company realized operating expenses of $73,963 and general and administrative expenses of $188,025 on costs related to the Company for the period ended September 30, 2000.

     The increase in expenses is primarily due to the Company's pursuit of acquisition, merger or partnership candidates and the cost associated with increased legal fees, filings and other general expenses relating to the normal operation of the Company.

     EXTRAORDINARY EXPENSES The Company realized an extraordinary loss during the period as a result of a write down of good will, $1,578,350.00 and a loss on investment of $220,000.00. These extraordinary expenses resulted in a fully diluted loss of $0.09 per share.

     LIQUIDITY AND CAPITAL RESOURCES
     -------------------------------

     The Company's primary needs for funds are to provide working capital associated with the normal operations of the Company and for financial demands required to complete the acquisition, merger or partnership with strategically positioned entities necessary for the fulfillment of the Company's Digital Data Management directive. Funds are also required to promote future business development and market awareness. Working capital for the twelve months ended September 30, 2000 was funded primarily through management and shareholder loans.

     Cash used in operating activities during the twelve months ended September 30, 2000 was $ 381,687. Cash was used primarily in legal fees, proxies, transfer agent costs, filings and other costs relating to the daily operation of the Company

     No shares of Common Stock were issued for the year ended September 30, 2000. On November 24, 2000, Subsequent to the year ended, the Company executed a promissory note in favor of Shefik Hassan in the principal amount of $508,904.67, relating to advances to the Company. As of September 30, 2000 these advances totaled $380,881.

     At present, the Company's anticipated capital commitments are primarily for the expenditures associated with the acquisition, merger or partnership with strategically positioned entities necessary for the fulfillment the Company's directive. The Company has insufficient capital to meet the needs and goals of the Company. Based on the current operating plan, the Company anticipates that further capital will be required during the next twelve months to satisfy our expected increased working capital and the Company's acquisition, merger or partnership directives. The Company is currently exploring alternatives to fulfill the needed financing requirements though no assurance can be given that additional financing will be available when needed or that, if available, it will be on terms favorable to our stockholders and management. If needed funds are not available, the Company may be required to curtail operations, which could have a material adverse effect on business, operating results and financial condition. There can be no assurance that the working capital requirements during this period will not exceed its available resources or that these funds will be sufficient to meet the Company's longer-term cash requirements for operations.

CAUTIONARY FORWARD - LOOKING STATEMENT
--------------------------------------

     Statements included in this Management's Discussion and Analysis of Financial Condition and Results of Operations, and in future filings by the Company with the Securities and Exchange Commission, in the Company's press releases and in oral statements made with the approval of an authorized executive officer which are not historical or current facts are "forward-looking statements" made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. The following important factors, among others, in some cases have affected and in the future could affect the Company's actual results and could cause the Company's actual financial performance to differ materially from that expressed in any forward-looking statement: (i) the extremely competitive conditions that currently exist in the three dimensional software development marketplace are expected to continue, placing further pressure on pricing which could adversely impact sales and erode profit margins; (ii) many of the Company's major competitors in its channels of distribution have significantly greater financial resources than the Company; and (iii) the inability to carry out marketing and sales plans would have a materially adverse impact on the Company's projections. The foregoing list should not be construed as exhaustive and the Company disclaims any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

ITEM 7.   FINANCIAL STATEMENTS
          --------------------

     The following financial statements are filed as part of this Form 10-KSB: consolidated balance sheets as of September 30, 2000 and September 30, 1999; consolidated statements of operations for the years ended September 30, 2000 and 1999 and cumulative since October 1, 1990 (inception of development stage); consolidated statements of changes in stockholders' equity (deficit) for the years ended September 30, 2000 and September 30, 1999; consolidated statements of cash flows for the years ended September 30, 2000 and 1999 and cumulative since October 1, 1990 (inception of development stage); independent auditor's report.

                              CONDOR CAPITAL, INC.
                          (A Development Stage Company)

                        CONSOLIDATED FINANCIAL STATEMENTS

                               September 30, 2000

                                  C O N T E N T
                                                                      Page
                                                                      -----
Independent Auditors' Report .........................................  21
Consolidated Balance Sheet ...........................................  22
Consolidated Statements of Operations ................................  24
Consolidated Statements of Stockholders' Equity (Deficit).............  25
Consolidated Statements of Cash Flows ................................  28
Notes to the Consolidated Financial Statements .......................  30

                          INDEPENDENT AUDITORS' REPORT

Board of Directors
Condor Capital, Inc.
Torrance, California

     We have audited the accompanying consolidated balance sheet of Condor Capital, Inc. (a development stage company) as of September 30, 2000, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The financial statements for the cumulative period October 1, 1990 (inception of the development stage) to September 30, 1992 were audited by other auditors, whose report dated May 4, 1993, expressed an opinion that contained a paragraph that indicated substantial doubt about the Company's ability to continue as a going concern. The financial statements for the cumulative period October 1, 1992 to September 30, 1999 were audited by other auditors, whose report dated December 16, 1999, expressed an opinion that contained a paragraph that indicated substantial doubt about the Company's ability to continue as a going concern.

     We conducted our audit in accordance with generally accepted auditing standards accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Condor Capital, Inc. as of September 30, 2000, and the results of their operations and their cash flows for the year then ended and for the cumulative period October 1, 1999 to September 30, 2000, in conformity with generally accepted accounting principles accepted in the United States.

     The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1, the Company does not have ongoing operations and its ability to establish itself as a going concern is dependent upon the Company obtaining sufficient financing to develop viable business operations and, ultimately, to achieve profitable operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


HJ & Associates, LLC
Salt Lake City, Utah
January 2, 2001

                              CONDOR CAPITAL, INC.
                          (A Development Stage Company)
                           Consolidated Balance Sheet


                                     ASSETS
                                     ------

                                                                  September 30,
                                                                      2000
                                                                  -------------
CURRENT ASSETS

   Cash                                                           $      83,922
                                                                  -------------
     Total Current Assets                                                83,922
                                                                  -------------
FIXED ASSETS (Note 1)

   Office furniture                                                      10,000
   Computers and equipment                                               10,879
   Leasehold improvements                                                 1,802
   Less: accumulated depreciation                                        (1,219)
                                                                  -------------
     Total Fixed Assets                                                  21,462

OTHER ASSETS

   Deposits                                                             169,687
                                                                  -------------
     Total Other Assets                                                 169,687
                                                                  -------------
     TOTAL ASSETS                                                 $     275,071
                                                                  =============

     The accompanying notes are an integral part of these consolidated financial statements.

                              CONDOR CAPITAL, INC.
                          (A Development Stage Company)
                     Consolidated Balance Sheet (Continued)


                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                 ----------------------------------------------

                                                                  September 30,
                                                                      2000
                                                                  -------------
CURRENT LIABILITIES

   Accounts payable                                               $      53,369
   Accrued expenses                                                      15,977
   Payable - related party (Note 2)                                      30,558
   Notes payable (Note 7)                                               380,881
                                                                  -------------
     Total Current Liabilities                                          480,785
                                                                  -------------
STOCKHOLDERS' EQUITY (DEFICIT)

   Preferred stock: no par value, 25,000,000 shares
    authorized, none issued and outstanding                             -
   Common stock: $0.001 par value; 100,000,000 shares
    authorized, 20,155,010 shares issued and outstanding                 20,155
   Additional paid-in capital                                         2,190,861
   Deficit accumulated prior to the development stage                  (172,222)
   Deficit accumulated during the development stage                  (2,244,508)
                                                                  -------------
       Total Stockholders' Equity (Deficit)                            (205,714)

       TOTAL LIABILITIES AND STOCKHOLDERS'
        EQUITY (DEFICIT)                                          $     275,071
                                                                  =============

     The accompanying notes are an integral part of these consolidated financial statements.

                              CONDOR CAPITAL, INC.
                          (A Development Stage Company)
                      Consolidated Statements of Operations

                                                                  From Inception
                                                                      of the
                                                                    Development
                                                                     Stage on
                                           For the Years Ended       October 1,
                                              September 30,        1990 Through
                                        ------------------------   September 30,
                                           2000           1999         2000
                                        ---------       --------    -----------
REVENUE                                $     -          $    -      $     -

COST OF SALES                                -               -            -
                                       -------------    ----------  -----------
GROSS PROFIT                                 -               -            -
                                       -------------    ----------  -----------
EXPENSES

   Depreciation                                1,219         -            1,219
   Professional fees                          52,677         -           52,677
   Rent                                       20,067         -           20,067
   General and administrative                188,025       11,056       366,379
                                       -------------    ----------  -----------
     Total Expenses                          261,988       11,056       440,342
                                       -------------    ----------  -----------
LOSS FROM OPERATIONS                        (261,988)     (11,056)     (440,342)
                                       -------------    ----------  -----------
OTHER INCOME (EXPENSE)

   Write down of goodwill                 (1,578,350)        -       (1,578,350)
   Interest income                           -               -              471
   Interest expense                          (13,567)        -          (13,567)
   Loss on exchange rate                        (410)        -             (410)
   Loss on investment                       (220,000)        -         (220,000)
   Gain on settlement of debt                -               -            7,690
                                       -------------    ----------  -----------
  Total Other Income (Expense)            (1,812,327)        -       (1,804,166)
                                       -------------    ----------  -----------
LOSS BEFORE INCOME TAXES                  (2,074,315)     (11,056)   (2,244,508)

PROVISION FOR INCOME TAXES                   -               -           -
                                       -------------    ----------  -----------
NET LOSS                               $  (2,074,315)   $ (11,056)  $(2,244,508)
                                       =============    ==========  ===========
BASIC LOSS PER SHARE                   $       (0.11)   $   (0.00)
                                       =============    ==========

     The accompanying notes are an integral part of these consolidated financial statements.

                              CONDOR CAPITAL, INC.
                          (A Development Stage Company)
            Consolidated Statements of Stockholders' Equity (Deficit)


                                                                                                         Deficit      Deficit
                                                                                                      Accumulated   Accumulated
                                       Preferred Stock              Common Stock         Additional    During the   Prior to the
                                --------------------------  --------------------------     Paid        Development   Development
                                   Shares        Amount        Shares        Amount       Capital        Stage         Stage
                                ------------  ------------  ------------  ------------  ------------  ------------  ------------
Balance at inception of the
 development stage on
 October 1, 1990                    140,000   $    -          1,135,280   $     1,135   $   236,346   $    -        $  (172,222)

Cash contributed to capital          -             -             -              -            14,000        -             -

Issuance of common stock
  to a shareholder for
  services valued at
  approximately $0.16
  per share                          -             -             38,620            39         6,061        -             -

Shares issued in stock
  split                              -             -                459         -            -             -             -

Management services
  contributed by
  shareholders                       -             -                 -          -            23,900        -             -

Sale of common stock
  for cash at $0.003
  per share                          -             -         11,236,651        11,237        22,198        -             -

Return and cancellation
  of common stock
  and preferred shares             (140,000)       -            (93,400)          (93)           93        -             -

Cancellation of common
  stock held in escrow
  and in treasury                    -             -           (497,600)         (498)          498        -             -

Net loss from inception
  of the development
  state on October 1,
  1990 through
  September 30, 1997                 -             -             -              -            -           (135,904)       -
                                ------------  ------------  ------------  ------------  ------------  ------------  ------------
Balance,
September 30, 1997                   -        $    -         11,820,010   $    11,820   $   303,096   $  (135,904)  $  (172,222)
                                ------------  ------------  ------------  ------------  ------------  ------------  ------------

     The accompanying notes are an integral part of these consolidated financial statements.

                              CONDOR CAPITAL, INC.
                          (A Development Stage Company)
      Consolidated Statements of Stockholders' Equity (Deficit) (Continued)

                                                                                                        Deficit       Deficit
                                                                                                      Accumulated   Accumulated
                                       Preferred Stock              Common Stock         Additional    During the   Prior to the
                                --------------------------  --------------------------     Paid        Development   Development
                                   Shares        Amount        Shares        Amount       Capital        Stage         Stage
                                ------------  ------------  ------------  ------------  ------------  ------------  ------------

Balance, September 30, 1997          -        $    -         11,820,010   $    11,820   $   303,096   $  (135,904)  $  (172,222)

Management services
 contributed by officers             -             -             -              -             4,000        -             -

Net loss for the year ended
 September 30, 1998                  -             -             -              -            -            (23,233)       -
                                ------------  ------------  ------------  ------------  ------------  ------------  ------------
Balance, September 30, 1998          -             -         11,820,010        11,820       307,096      (159,137)     (172,222)

Sale of common stock for cash
 at $0.002 per share                 -             -          5,500,000         5,500         5,500        -             -

Shares issued for services
 valued at $0.002 per share          -             -            300,000           300           300        -             -

Management services
 contributed by officers             -             -             -              -             4,000        -             -

Net loss for the year ended
 September 30, 1999                  -             -             -              -            -            (11,056)       -
                                ------------  ------------  ------------  ------------  ------------  ------------  ------------
Balance, September 30, 1999          -        $    -         17,620,010   $    17,620   $   316,896   $  (170,193)  $  (172,222)
                                ------------  ------------  ------------  ------------  ------------  ------------  ------------


     The accompanying notes are an integral part of these consolidated financial statements.

                              CONDOR CAPITAL, INC.
                          (A Development Stage Company)
      Consolidated Statements of Stockholders' Equity (Deficit) (Continued)

                                                                                                        Deficit       Deficit
                                                                                                      Accumulated   Accumulated
                                                                                         Additional    During the   Prior to the
                                      Preferred Stock                Common Stock          Paid       Development   Development
                                    Shares        Amount        Shares        Amount      Capital        Stage         Stage
                                ------------  ------------  ------------  ------------  ------------  ------------  ------------
Balance, September 30, 1999          -        $    -         17,620,010   $    17,620   $   316,896   $  (170,193)  $  (172,222)

Common stock issued for
 services valued at
 approximately $0.04
 per share                           -             -             35,000            35         1,465        -             -

Common stock issued in
 acquisition of Rogart
 Ltd. valued at $0.75
 per share                           -             -          2,500,000         2,500     1,872,500        -             -

Net loss for the year ended
 September 30, 2000                  -             -             -              -            -         (2,074,315)       -
                                ------------  ------------  ------------  ------------  ------------  ------------  ------------
Balance, September 30, 2000          -        $    -         20,155,010   $    20,155   $ 2,190,861   $(2,244,508)  $  (172,222)
                                ============  ============  ============  ============  ============  ============  ============

     The accompanying notes are an integral part of these consolidated financial statements.

                              CONDOR CAPITAL, INC.
                          (A Development Stage Company)
                      Consolidated Statements of Cash Flows

                                                                                              From Inception
                                                                                                  of the
                                                                                                Development
                                                                                                 Stage on
                                                                    For the Years Ended         October 1,
                                                                        September 30,          1990 Through
                                                                ---------------------------    September 30,
                                                                    2000           1999            2000
                                                                ------------   ------------   --------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                                     $(2,074,315)   $   (11,056)   $  (2,244,508)
   Adjustments to reconcile net loss to net
    cash used by operating activities:
     Loss on disposal of assets                                      -              -                20,169
     Depreciation                                                     1,219         -                 1,219
     Common stock issued for services                                 1,500            600            8,200
     Write-down of goodwill                                       1,578,350         -             1,578,350
     Allowance for investments                                      220,000         -               220,000
     Management services contributed                                 -               4,000           31,900
   Changes in assets and liabilities:
     (Increase) decrease in prepaid expenses                         -              -                 3,634
     (Increase) decrease in deposits                               (169,687)        -              (169,687)
     Increase (decrease) in accounts payable                         45,269         (4,244)          52,230
     Increase (decrease) in accrued expenses                         15,977         -                15,977
                                                                ------------   ------------   --------------
       Net Cash Used by Operating Activities                       (381,687)       (10,700)        (482,516)
                                                                ------------   ------------   --------------
CASH FLOWS FROM INVESTING ACTIVITIES

   Purchase of property and equipment                               (22,681)        -               (22,681)
                                                                ------------   ------------   --------------
       Net Cash Used by Financing  Activities                       (22,681)        -               (22,681)
                                                                ------------   ------------   --------------
CASH FLOWS FROM FINANCING ACTIVITIES

   Cash proceeds from acquisition of subsidiary                      76,650         -                76,650
   Proceeds from sale of common stock                                -              11,000           44,435
   Proceeds from notes payable                                      380,881          1,000          382,881
   Payment of notes payable                                          -              (2,000)          (2,000)
   Proceeds from related parties                                     30,558         -                30,558
   Contributions to capital                                          -              -                14,000
                                                                ------------   ------------   --------------
       Net Cash Provided by Financing Activities                $   488,089    $    10,000    $     546,524
                                                                ------------   ------------   --------------

     The accompanying notes are an integral part of these consolidated financial statements.

                              CONDOR CAPITAL, INC.
                          (A Development Stage Company)
                Consolidated Statements of Cash Flows (Continued)


                                                                                              From Inception
                                                                                                  of the
                                                                                               Development
                                                                                                 Stage on
                                                                     For the Years Ended        October 1,
                                                                        September 30,          1990 Through
                                                                ---------------------------    September 30,
                                                                    2000           1999            2000
                                                                ------------   ------------   --------------
INCREASE (DECREASE) IN CASH                                     $    83,721    $      (700)   $      41,327

CASH AT BEGINNING OF PERIOD                                             201            901           42,595
                                                                ------------   ------------   --------------
CASH AT END OF PERIOD                                           $    83,922    $       201    $      83,922
                                                                ============   ============   ==============

SUPPLEMENTAL DISCLOSURES
 OF NON-CASH INVESTING AND
 FINANCING ACTIVITIES:

   Stock issued in acquisition of subsidiary                    $ 1,875,000    $    -         $   1,875,000
   Common stock issued for services                             $     1,500    $       600    $       8,200

CASH PAID FOR:

   Interest                                                     $    -         $    -         $     -
   Income taxes                                                 $    -         $    -         $     -


     The accompanying notes are an integral part of these consolidated financial statements.

                              CONDOR CAPITAL, INC.
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                               September 30, 2000


NOTE 1 - OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

          a. Organization

          Condor Capital, Inc. (the "Company") was incorporated in Colorado on December 22, 1987. In January 1990, Condor Capital, Inc. acquired all of the outstanding common stock of Aviation Management Group, Inc. ("AMG" and also referred to as the "Company"). For accounting purposes, the acquisition was treated as a recapitalization of the Company with AMG being treated as the acquirer (in a reverse acquisition).

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

          On February 11, 2000, the Company acquired 100% of Rogart Ltd. (Rogart), a corporation organized under the laws of Turkish Republic of Northern Cyprus, by issuing 2,500,000 shares of its common stock in exchange for all of the outstanding stock of Rogart. The shares were valued at $1,875,000 or $0.75 per share, the trading price of the common stock on the date of acquisition. The acquisition has been accounted for under the purchase method of accounting, with acquired assets and liabilities recorded at their fair market value.

          On March 14, 2000, the Company changed its state of domicile from Colorado to Nevada. As part of the change, the Company increased its authorized shares to 125,000,000 consisting of 100,000,000 shares of common stock and 25,000,000 preferred shares. The par value of the common shares was also changed from no par value to $0.001 par value.

                              CONDOR CAPITAL, INC.
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                               September 30, 2000

NOTE 1 - OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

          b. Basis of Presentation and Going Concern

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

          c. Cash and Cash Equivalents

          For  purposes  of  financial  statement   presentation,   the  Company
          considers all highly liquid investments with a maturity of three months or less, from the date of purchase, to be cash equivalents.

          d. Use of Estimates

          The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates. Significant estimates have been made with regards to estimates of contributed services.

          e. Reverse Stock Split

          Effective August 19, 1993, the Company approved a one for two hundred reverse stock split of all outstanding common shares and common stock purchase warrants. All share amounts, warrant amounts and (losses) per share amounts have been retroactively restated for the reverse stock split.

          f. Fixed Assets

          Fixed assets are recorded at cost. Major additions and improvements are capitalized. Minor replacements, maintenance and repairs that do not increase the useful life of the assets are expensed as incurred. Depreciation of property and equipment is determined using the straight-line method over the expected useful lives of the assets as follows:

                     Description                         Useful lives
                     -----------                         ------------
                     Computers and equipment             3 years
                     Leasehold improvements              3 years
                     Office furniture                    5 years

          Depreciation expense was $1,219 for the year ended September 30, 2000.

                              CONDOR CAPITAL, INC.
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                               September 30, 2000


NOTE 1 - OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

          g. New Accounting Pronouncement

          In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" which requires companies to record derivatives as assets and liabilities, measured at fair market value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. The key criterion for hedge accounting is that the hedging relationship must be highly effective in achieving offsetting changes in fair value or cash flows. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. The adoption of this statement had no material impact on the Company's consolidated financial statements.

          h. Basic Loss Per Share

          The computation of basic loss per share of common stock is based on the weighted average number of shares outstanding during the period of the consolidated financial statements as follows:

                                          Loss           Shares      Per Share
                                       (Numerator)   (Denominator)     Amount
                                       -----------   -------------   ---------
          For the year ended
          September 30, 2000           $(2,074,315)     19,230,529   $  (0.11)

          For the year ended
          September 30, 1999           $   (11,056)     15,970,010   $  (0.00)

          Fully diluted loss per share is not presented, as any common stock equivalents would be antidilutive in nature.

          i. Accounting Method

          The Company's consolidated financial statements are prepared using the accrual method of accounting. The Company has elected a September 30 year end.

          j. Goodwill

          The excess of the purchase price over the fair market value of the assets and liabilities acquired in the purchase of Rogart was $1,578,350 and was recorded as goodwill. The goodwill was written off in the current year because it was determined that the investment was not recoverable.

                              CONDOR CAPITAL, INC.
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                               September 30, 2000

NOTE 1 - OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

          k. Principles of Consolidation

          The consolidated financial statements include those of Condor Capital, Inc. (Condor) and its wholly-owned subsidiary, Rogart Limited (Rogart), and its 50% owned subsidiary, Konnect Corporation (Konnect), and Konnect's wholly-owned subsidiary, Konnect Strategic Services Limited. All significant intercompany accounts and transactions have been eliminated.

          i. Foreign Currency Translation

          All transactions in currencies other than the United States dollar during the year are translated at the exchange rates on the transaction dates. Monetary assets and liabilities denominated in a foreign currency are translated at the prevailing year-end rates of exchange. Exchange gains or losses are included in the consolidated statements of operations.

NOTE 2 - PAYABLES - RELATED PARTIES

          During 1999, a stockholder advanced the Company $1,000 which was paid in 1999. Also during 1999, the Company repaid a stockholder advanced note payable in the amount of $1,000. The unsecured notes payable to the stockholders carried no interest rate or maturity date.

          During 2000, the President of the Company advanced $30,558 to the Company. The advances are short-term (due on demand) and non-interest bearing.

NOTE 3 - COMMON AND PREFERRED STOCK

          In January 1990 and in conjunction with the acquisition of AMG, the Company had established a series B convertible preferred stock with 140,000 shares authorized. The 140,000 shares of preferred stock were issued to former AMG stockholders. The preferred stock was convertible into common stock. The preferred shares were returned to the Company and canceled in 1997 along with the shares of common stock, as described below.

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

                              CONDOR CAPITAL, INC.
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                               September 30, 2000


NOTE 3 - COMMON AND PREFERRED STOCK (Continued)

          During the year ended September 30, 1997, the Company awarded 23,620 shares of common stock to the Company's president and valued the transaction at $100. Management services during the year valued at $3,900 were contributed by officers and certain shareholders. The Company sold 2,462,814 shares, 3,273,810 shares and 1,920,000 shares to current stockholders for $5,835, $9,167 and $6,500, respectively. In addition, the Company sold 3,580,000 shares to outside investors for $11,993.

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

          During the year ended September 30, 2000, the Company issued 35,000 shares of common stock for services valued at $1,500. The Company also issued 2,500,000 shares of common stock in the acquisition of Rogart (see Note 1).

NOTE 4 - RELATED PARTY TRANSACTIONS

          From 1993 to the present time, management has contributed services without compensation. The services have been valued and expensed at a range of $4,000 to $8,000 per year for a cumulative total of $31,900.

NOTE 5 - INCENTIVE STOCK OPTION PLAN

          In  March  2000,  the  Company's  Board  of  Directors  authorized  an
          Incentive Stock Option Plan and reserved 5,000,000 shares of the Company's no par value common stock for issuance to key employees. The Board of Directors is authorized to determine the exercise price, time period, number of shares subject to the option, and the identity of those persons receiving the options. As of September 30, 2000, no options have been granted pursuant to the plan.

NOTE 6 - INCOME TAXES

          At September 30, 2000, the Company has a net operating loss (NOL) carryforward for tax purposes of approximately $900,000 (expiring in the years 2004 to 2020).

                              CONDOR CAPITAL, INC.
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                               September 30, 2000


NOTE 6 - INCOME TAXES (Continued)

          Deferred income taxes are recorded to reflect the tax consequences on future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year end. Deferred income tax assets are recorded to reflect the tax consequences on future years of income tax carryforward benefits, reduced by benefit amounts not expected to be realized by the Company. Deferred tax assets at September 30, 2000 and 1999 were reduced by equal amounts due to management's estimation of their ultimate realizability.

          There was no income tax provision or benefit for the years ended September 30, 2000 and 1999.

NOTE 7 - NOTES PAYABLE

          The Company has borrowed $380,881 from an individual during the year ended September 30, 2000. The note bears interest at 12% per year, is payable on demand and is unsecured. At September 30, 2000, this note had accrued interest of $13,567.

NOTE 8 - SUBSEQUENT EVENT

          Subsequent to September 30, 2000, the individual mentioned in Note 7 loaned the Company an additional $128,024 with interest at 12% per year and payable on demand. The Company has not made any payments on the note.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     Effective February 25, 2000, Condor Capital, Inc., a Colorado corporation (the "Company") dismissed Gordon, Hughes & Banks, LLP ("GHB") as its independent public accountants. The Board of Directors of the Company approved this action.

     During the two most recent fiscal years and through December 16, 2000, there were no disagreements with GHB on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which disagreements, if not resolved to the satisfaction of GHB, would have caused GHB to make reference to the subject matter of the disagreement(s) in its reports.

     GHB audited the balance sheets of the Company at September 30, 1999 and 1998, and the related statements of operations, stockholders' equity and cash flows, for the fiscal years ended September 30, 1999 and September 30, 1998 (collectively, the "Financial Statements"). GHB's reports on the Financial Statements did not contain an adverse opinion or disclaimer of opinion, and with the exception of a standard "Going Concern" qualification because of the lack of material operations of the Company on the dates of the above referenced Financial Statements, were not qualified or modified as to uncertainty, audit scope or accounting principles.

     The Company provided GHB with a copy of the above statements, and requested that GHB furnish a letter addressed to the Securities and Exchange Commission (the "Commission") stating whether GHB agrees with such statements. A copy of the letter of GHB to the Commission, dated March 1, 2000, was filed as an exhibit to a report on Form 8-K filed March 3, 2000.

     Effective February 25, 2000, the Company engaged the accounting firm of HJ & Associates, LLC, formerly known as Jones, Jensen & Company as independent public accountants of the Company for the fiscal year ending September 30, 2000. HJ & Associates has not previously served as the Company's independent accountants. However, the Company believes HJ & Associates has the qualifications, skills, and reputation necessary to adequately represent the interests of the Company. The services to be provided to the Company by HJ & Associates in fiscal 2000 include examination of the Company's consolidated financial statements, review of quarterly reports and services in connection consultations on various tax and information matters.

                                    PART III.
                                    --------

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16 (a) OF THE EXCHANGE ACT
          -------------------------------------------------------------

(a)  Identity of Directors and Executive Officers.
     --------------------------------------------

     Name and Address         Age  Position            Term      Served Since
     ------------------------------------------------------------------------
     Lee E. Gahr              37   President, CEO      1 Year    February 16,
     #518-1489 Marine Drive        Director                      2000
     West Vancouver, BC,
     Canada V7T-1B8

     W. Patrick Battista      54   Secretary,          1 Year    February 16,
     3858 W. Carson Street         Director                      2000
     Suite 127, Torrance
     California 90503-6705

     Paul Leslie Hammond      54   CFO                 1 Year    September 18,
     4018 Bayridge Crescent                            Director  2000
     West Vancouver, BC,
     Canada V7V-3K4

     The following persons serve as the directors and officers of the Company.

     Lee E. Gahr
     -----------

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

     W. Patrick Battista
     -------------------

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

     Subsequent to aerospace industry, Mr. Battista became Vice President of Marketing for a manufacture of computerized audio/visual advertising equipment, which also provided consulting services to independent computer peripheral equipment manufacturers. His responsibility was for initial development, research and feasibility studies of product marketability and the implementation of local, national and international sales, coordinated national and international national media placement and public relations for product promotion.

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

     Paul Leslie Hammond, C.A.
     ------------------------

     Paul Leslie (Les) Hammond, a native of Vancouver, Canada, received his Bachelor of Arts degree in Economics and Commerce, from Simon Fraser University in 1968, articling as a Chartered Accountant with Arthur Andersen & Co. from 1968 through 1973.

     After his time at Arthur Andersen & Co., Mr. Hammond spent five years with the customs brokerage firm of Milne & Craighead as Treasurer / Vice-President Finance and Administration, responsible for acquisitions, fund management and investment, and management of informational systems and accounting procedures.

     From 1978 through to 1989, Mr. Hammond was a tax partner with the firm of Manning Jamison Chartered Accountants before establishing his own accounting based consulting firm, providing financial, merger and acquisitions, and taxation services to three hundred clients.

     During the years following, Mr. Hammond has served as a director and/or officer for a number of public and private companies including, but not limited to: Okanagan Spring Brewery Ltd. (Canada), Cusac Gold Mines Ltd. (Canada), Thai Growth Industries Company Ltd. (Thailand), ProComm Communications International Inc. (China), Xpedite Systems Inc. (USA), SVC Group comprised of Swift Global Communications Inc. (New York) - Comwave Communications AG (Switzerland) - Vitel International Holdings Inc. (California), and Quadrant Financial Corporation (Canada)

     Mr. Hammond's last position was that of President and Chief Executive Officer of Advanced Card Technologies Plc. (U.K) and President of Advanced Card Technologies Inc. (Delaware). Advanced Card Technologies is a United Kingdom based corporation that provides enhanced telecommunications services and technologies.

     In addition to being the Chief Financial Officer and Director of Condor Capital, Inc. (Nevada) Mr. Hammond continues to maintain his active memberships with the Institute of Chartered Accountants British Columbia and the Canadian Institute of Chartered Accountants.

     The Company's directors hold office until the next annual meeting of the Company's shareholders, and officers of the Company hold office until removed or replaced by the directors of the Company. There is no arrangement or understanding between any director and any other person pursuant to which he or she was selected as a director and officer of the Company.

(b)  No Significant Employees.
     ------------------------

     The Company does not employ any person who is expected to make significant contributions to the business of the Company who is not an executive officer.

(c)  No Family Relationships.
     -----------------------

     There are no family relationships between any director and any person who may be nominated or chosen to be a director or executive officer.

(d)  Involvement in Certain Legal Proceedings.
     ----------------------------------------

     During the past five years, no present or former director, executive officer or person nominated to become a director or an executive officer of the
Company:

     (1) was a general partner or executive officer of any business against which any bankruptcy petition was filed, either at the time of the bankruptcy or two years prior to that time;

     (2) was convicted in a criminal proceeding or named subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

     (3)  was  subject  to any  order,  judgment  or  decree,  not  subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

     (4) was found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a Federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

Section 16 (a) Beneficial Ownership Compliance.
----------------------------------------------

     Section 16(a) of the Securities Exchange Act of 1934 requires the Company's executive officers, directors and persons who own more than ten percent of the Company's Common Stock, to file initial reports of beneficial ownership on Form 3, changes in beneficial ownership on Form 4 and an annual statement of beneficial ownership on Form 5, with the SEC. Such executive officers, directors and greater than ten percent shareholders are required by SEC rules to furnish the Company with copies of all such forms that they have filed.

     Based on its review of the copies of such forms received by the Company and representations from certain reporting persons, the Company believes that during the period from October 19, 1999 (the date which the Company first became subject to Section 16(a)) until September 30, 2000, that the Company is currently delinquent in some of its required Section 16(a) filing requirements applicable to its executive officers and directors. Specifically, although none of the officers and directors are the beneficial owners of any shares of Common Stock of the Company, certain officers and directors of the Company have been granted non-qualified stock options to acquire shares of Common Stock of the Company. These officers and directors have advised the Company that they will cure the failure to file a Form 3 through the filing of this information I their Form 5, Annual Statement of Beneficial Ownership.

ITEM 10.  EXECUTIVE COMPENSATION
          ----------------------

     The following table sets forth the aggregate compensation paid by the Company for services rendered during the periods indicated:


                                                      SUMMARY COMPENSATION TABLE
                                                      ---------------------------

                                                                            Long Term Compensation
                                                                 --------------------------------------------------
                                  Annual Compensation                           Awards              Payouts
                    -----------------------------------------------------------------------------------------------
                                                                                Securities               All
                                                       Other                    Underlying               Other
                                                       Annual    Restricted     Options/       LTIP      Compen-
Name and            Year or                            Compen-   Stock          SAR's          Payouts   sation
Principal           Period    Salary         Bonus     sation)   Awards         (#)            ($)       ($)
Position            Ended     ($)            ($)       ($)
(a)                 (b)       (c)            (d)       (e)       (f)            (g)            (h)       (i)
-------------------------------------------------------------------------------------------------------------------
Robert D.
Hirsekorn           2000      $0             0         0         0              0              0         0
President, CEO      1999      $0             0         0         0              0              0         0
                    1998      $0             0         0         0              0              0         0

Lee E. Gahr         2000      $0             0         0         0(1)           0              0         0
President, CEO      1999      $0             0         0         0              0              0         0
                    1998      $0             0         0         0              0              0         0

W. Patrick Battista 2000      $0             0         0         0(2)           0              0         0
Secretary           1999      $0             0         0         0              0              0         0
                    1998      $0             0         0         0              0              0         0

Paul l. Hammond     2000      $0             0         0         0(3)           0              0         0
CFO                 1999      $0             0         0         0              0              0         0
                    1998      $0             0         0         0              0              0         0

     As at September 30, 2000 the directors and officers have not taken any directors fees, salaries or exercised any options.

---------------------
     (1) On November 20, 2000, subsequent to the fiscal year ended September 30, 2000, the Company granted Mr. Gahr a non-qualified stock option to purchase 580,358 shares of Common Stock of the Company, at an exercise price of $.55 per share. Said options vest immediately and are exercised for a period of three years expiring on November 19, 2003.

     (2) On November 20, 2000, subsequent to the fiscal year ended September 30, 2000, the Company granted Mr. Battista a non-qualified stock option to purchase 100,000 shares of Common Stock of the Company, at an exercise price of $.55 per share. Said options vest immediately and are exercised for a period of three years expiring on November 19, 2003.

     (3) On November 20, 2000, subsequent to the fiscal year ended September 30, 2000, the Company granted Shangri-La Management Ltd., a Bristish Virgin Island corporation, a non-qualified stock option to purchase 1,000,000 shares of Common Stock of the Company, at an exercise price of $.55 per share. Said options vest immediately and are exercised for a period of three years expiring on November 19, 2003. Shangri-La Management Ltd., is 100% owned by director and Chief Financial Officer, Paul Les Hammond, and as such Shangir-La Management Ltd., is considered an affiliated of the Company.

     (4) On November 20, 2000, subsequent to the fiscal year ended September 30, 2000, the Company granted Renfrew Corporate Management Services Ltd., a non-qualified stock option to purchase 335,142 shares of Common Stock of the Company, at an exercise price of $.55 per share. Said options vest immediately and are exercised for a period of three years expiring on November 19, 2003. Renfrew Corporate Management Services Ltd., is not an affiliate with the Company.

     As of the date of this Annual Report none of these options have been exercised.

Stock Options
-------------

     On March 1, 2000, the Board of Directors adopted the Condor Capital, Inc. 2000 Stock Option Plan (the "2000 Plan"). The 2000 Plan allows the Company to attract and retain employees and directors of the Company and its subsidiaries and to provide such persons with incentives and awards for superior performance. The 2000 Plan is administered by a committee appointed by the Board of Directors of the Company, which has broad flexibility in designing stock-based incentives. The Board of Directors determines the number of shares granted and the option exercise price, but such exercise price of Incentive Stock Options (ISO) may not be less than one hundred percent of the fair market value of Common Stock on the grant date.

     The following table reflects certain information, with respect to stock options granted to certain executive officers and directors during the fiscal year ended September 30, 2000.


                     OPTIONS/SAR GRANTS IN LAST FISCAL YEAR
                     --------------------------------------

                        Number Of         % Of Total
                        Securities        Options
                        Underlying        Granted To    Exercise
                        Options           Employees     Or Base
                        Granted           In Fiscal     Price        Expiration
Name                    (#)               Year(%)       ($/Sh)(1)    Date
--------------------------------------------------------------------------------
Lee E. Gahr               0                0.00%           N/A        N/A
W. Patrick Battista       0                0.00%           N/A        N/A
Paul Leslie Hammond       0                0.00%           N/A        N/A


     The following tables reflect certain information, with respect to the exercise of stock options by certain executive officers during fiscal 2000.


               AGGREGATED OPTION EXERCISES IN THE LAST FISCAL YEAR
               ---------------------------------------------------

                                    Number Of
                                    Securities                Value Of
                                    Underlying                Unexercised
                                    Unexercised               In-The-Money
                                    Options At                Options At
                                    Fy-End(#)                 Fy-End($)(1)
                                    ------------------------------------------
                   Shares        Value
                   Acquired On   Realized   Exercisable(E)/    Exercisable(E)/
Name               Exercise(#)   ($)        Unexercisable(U)   Unexercisable(U)
--------------------------------------------------------------------------------
Lee E. Gahr              0        0         0                  0
W. Patrick Battista      0        0         0                  0
Paul Leslie Hammond      0        0         0                  0


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
          --------------------------------------------------------------

     (a)  Security Ownership of Certain Beneficial Owners.
          ------------------------------------------------

     The following table sets forth the number of shares of the Company's Common Stock owned by each person who, as of December 21, 2000, was known by the Company to own beneficially more than five percent (5%) of the Company's outstanding Common Stock, Based upon 20,155,010 shares of Common Stock outstanding on December 21, 2000.

                    Amount and Nature of Beneficial Ownership
                    -----------------------------------------

                                  Common
Name and Address reholders        Stock           Percent
------------------------------------------------------------------
Fatma Yerli                        1,250,000      6.2%
3 Namik Kemal
Cad. Girne

Sefik Yerli                        1,250,000      6.2%
3 Namik Kemal
Cad. Girne

     (b)  Security Ownership of Management.
          --------------------------------

     The following table sets forth, as of December 21, 2000 the total number of shares of Common Stock owned by the Company's Officers and Directors, Lee E. Gahr, W. Patrick Battista, and Paul Leslie Hammond.


Executive Officers, Directors     Common
And Principal Shareholders        Stock      Total        Percent
------------------------------------------------------------------
Lee E. Gahr                        0         0            0
W. Patrick Battista                0         0            0
Paul Leslie Hammond                0         0            0

     (c)  Changes in Control.
          -------------------

     The Company is aware that some shareholders have been in negotiations with prospective purchasers of their shares, which if accomplished, would result in a change in control of the Company. To the knowledge of the Company, there are no legally binding agreements with respect to any such proposed sales.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
          ----------------------------------------------

     There have not been any reportable transactions during the last two years, and there are no proposed reportable transactions, to which the Company was or is to be a party, in which any of the following persons had or is to have a direct or indirect material interest: any director or executive officer of the Company, any nominee for election as a director, any security holder owning more than five percent (5%) of the Common Stock, or any member of the immediate family of any of the foregoing group.

     Subsequent Events
     -----------------

     Granting of Non-Qualified Stock Options
     ---------------------------------------

     On November 20, 2000, subsequent to the fiscal year ended September 30, 2000, the Company granted certain officers and directors non-qualified stock options to purchase an aggregate of 2,015,5000 shares of Common Stock of the Company, at an exercise price of $.55 per share. Said options vest immediately and are exercised for a period of three years expiring on November 19, 2003.

     The options were granted as follows:

          Name of Optionee                             Options
          -------------------------------              ----------------
          Mr. Lee Gahr                                 580,358 shares
          Mr. Pat Battista                             100,000 shares
          Shangri-La Management Ltd.(1)              1,000,000 shares
          Renfrew Corporate Management Services Ltd.   335,142 shares

     ---------------
     (1) Shangri-La Management Ltd., is a British Virgin Island corporation owned 100% by director and Chief Financial Officer, Paul Les Hammond.

     As of the date of this report the options had not been issued.

     Demand Note in Favor of Shefik Hassan and Warrants
     --------------------------------------------------

     On November 24, 2000, subsequent to the year covered by this report, the Company executed a promissory note in favor of Shefik Hassan in the principal amount of $508,904.67, relating to advances to the Company. The note is a demand note which bears interest on the unpaid principal amount at the rate of 12% per annum. There is no prepayment penalty and the Company can repay any outstanding amount at any time. As of September 30, 2000 the total principal amount due and owing was $380,881.

     In conjunction with and as a condition to such loan, the Company authorized and granted a warrant to Shefik Hassan, entitling Mr. Hassan to acquire one share of the Common Stock of the Company for each dollar advanced by Mr. Hassan. Said warrants are exercisable at an exercise price of $0.55 per share and expire in three years on November 23, 2003.

     Agreement with May Davis Group $1.3 Million Convertible Debenture Placement
     --------------------------------------------------------------------------

     On December 4, 2000, subsequent to the year covered by this report,, the Company entered into an Placement Agent Agreement with The May Davis Group, Inc. ("May Davis'), under which May Davis, as the exclusive placement agent for the Company would undertake to sell in an exempt private placement, pursuant to Rule 506 of Regulation D, an aggregate of $1.3 million of Convertible Debentures of the Company. Under the terms of the offering, the Company proposes to offer for sale to Accredited Investors only, an aggregate of $1.3 million of Convertible Debentures of the Company. The Convertible Debentures have five (5) year terms, a 5 % interest rate and convertibility at the lower of 120% of the Closing Bid Price as of the date of the Debenture or 80% of the averaged five (5) lowest Closing Bid Prices of the Common Stock for the twenty (20) trading days immediately preceding the Conversion. The holders of the Convertible Debenture shall have registration rights under which the Company is obligated to register the resale of the Conversion Shares under the Securities Act of 1933. Interest is payable at the Conversion date or upon maturity, whichever occurs first.

     Agreement with May Davis Group for $10 Million Equity Line Financing.
     --------------------------------------------------------------------

     On December 4, 2000, subsequent to the year covered by this report, the Company, through The May Davis Group, entered into an Equity Credit Line agreement under the auspices of a registration on Form SB-2, with GMF Holdings whereby the Company shall issue and sell to GMF Holdings, from time to time, up to Ten Million ($10,000,000) Dollars of the Company's common stock, par value $0.001. The Company is required, prior to advance of funds, to have filed a Registration Statement with respect to the resale of the Registrable Securities and such Registration Statement shall have become effective. The purchase price of the common stock from time to time shall be 91% of the market price. The maximum amount to be advanced from time to time shall be equal to one hundred and fifty percent (150%) of the average daily volume of the Company's common stock multiplied by the purchase price.

     Management Agreement with Shangri-La Management Ltd.
     ---------------------------------------------------

     On December 8, 2000, subsequent to the year covered by this report, the Company entered into a Management Consulting Agreement with Shangri-La Management Ltd., a British Virgin Island corporation which is wholly owned by director and Chief Financial Officer, Paul Les Hammond. Under the Consulting Agreement, Shangri - La would provide the services of Mr. P. L. Hammond to the Company and its subsidiaries as a Director and Chief Financial Officer. The term of the Agreement is for three years and the monthly compensation is set at $5,000 for the first six months at which time the compensation will be re-negotiated.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

     (a) List of Exhibits attached or incorporated by reference pursuant to Item 601 of Regulation S-B.

                                 EXHIBIT INDEX
                                 -------------
          Exhibit
          Number     Description
          ---------  ----------------------------------------------------------
          2.1(a)(+) Acquisition Agreement and Plan of Reorganization with Rogart
               Limited, a corporation organized under the laws of the Turkish Republic of Northern Cyprus. (Incorporated from the Company's Form 8-K filed February 16, 2000, Commission file number 33-20848-D)

          2.1(b)(+)  Articles  of Merger  of Condor  Capital,  Inc.  a  Colorado
               Corporation into Condor Capital, Inc. a Nevada Corporation. (Incorporated from the Company's Form 8-K filed May 17, 2000, Commission file number 33-20848-D)

          3.1(a)(+)   Articles   of   Incorporation   of  Company  as   amended.
               (Incorporated by reference to Company's Form 10-KSB filed for the fiscal year ended September 30, 1997)

          3.1(b)(+) Bylaws of Company.  (Incorporated  by reference to Company's
               Form 10-KSB filed for the fiscal year ended September 30, 1997)

          3.1(c)(+) Articles of Incorporation of Condor Capital,  Inc., a Nevada
               Corporation (Incorporated by reference to Company's Form 14A Proxy Statement filed March 28, 2000).

          3.1(d)(+)  Bylaws  of  Condor  Capital,   Inc.  a  Nevada  Corporation
               (Incorporated from the Company's Form 8-K filed May 17, 2000, Commission file number 33-20848-D)

          4.1(+)  Specimen  certificate  for  common  stock.   (Incorporated  by
               reference to Company's Form 10-SB filed for the fiscal year ended September 30, 1997)

          10.1(+) On March 22, 2000 the  Company  entered  into a Joint  Venture
               Agreement with Tech-Catalyst Ventures Inc., of Vancouver, British Columbia (Incorporated by reference to Company's Form 8-K filed March 22, 2000)

          10.2(+) On June 7,  2000  the  Company  entered  into an  Amended  and
               Restated Joint Venture Agreement with Tech-Catalyst Ventures Inc., of Vancouver, British Columbia (Incorporated by reference to Company's Form 8-K filed June 9, 2000)

          21(+)(+) Subsidiaries of the Company.

          27.1(+)(+) Financial Data Schedule (submitted electronically for SEC information only).

     (+) Previously filed.
     (+)(+) Filed herewith.

     (b) Reports on Form 8-K. There were no other reports on Form 8-K filed during the last quarter of the period covered by this report.

                                   SIGNATURES
                                   ----------

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the Undersigned, thereunto duly authorized.

                                                 CONDOR CAPITAL INC.
                                                   (Registrant)


Dated: January 15, 2001                          /s/ Lee Gahr
                                                 ------------------------------
                                                 By:  Lee E. Gahr
                                                 Its: President and CEO




Dated: January 15, 2001                          /S/ Paul Les Hammond
                                                 -------------------------------
                                                 By: Paul Les Hammond
                                                 Its: CFO