Form 10KSB/A
period 2000-09-30
CONDOR CAPITAL INC
filed 2001-01-19
CIK 831375

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                 FORM 10-KSB/A-1

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended: September 30, 2000

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

     As of September 30, 2000 there were 20,155,010 shares of the Registrant's Common Stock outstanding and the aggregate market value of such shares held by non-affiliates of the Company (based on the closing bid of such shares on the OTC Bulletin Board on September 30, 2000) was approximately $14,410,832.15 ($0.715 per share).

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

          10.2(+) On June 7,  2000  the  Company  entered  into an  Amended  and
               Restated Joint Venture Agreement with Tech-Catalyst Ventures Inc., of Vancouver, British Columbia (Incorporated by reference to Company's Form 8-K filed June 9, 2000)

          10.3(+)(+)  Management  Consulting  Agreement  between the Company and
               Renfrew Corporate Management Services Ltd., dated April 28, 2000.

          10.4(+)(+) Deamdn Grid Note executed by the Company in favor of Shefik
               Hassan dated November 24, 2000.

          10.5(+)(+) Business and management Services Agreement between the Company and Shangri-La Management Limited dated December 8, 2000.

          10.6(+)(+)  Securities  Purchase  Agreement  dated  December  4,  2000 pertaining to $1.3 Million Convertible Debenture Offering by the Company.

          10.7(+)(+) Form of  Convertible  Debenture  pertaining to $1.3 Million
               Convertible Debenture Offering by the Company.

          10.8(+)(+) Registration Rights Agreement dated dated December 4, 2000 pertaining to $1.3 Million Convertible Debenture Offering by the Company.

          10.9(+)(+) Escrow  Agreement dated December 4, 2000 pertaining to $1.3
               Million Convertible Debenture Offering by the Company.

          10.10(+)(+) Placement Agent Agreement dated December 4, 2000, between the Company and May Davis Group, Inc. (as Placement Agent) pertaining to $1.3 Million Convertible Debenture Offering by the Company.

          10.11(+)(+) Warrant tp Purchase 500,000 shares of Common Stock,  dated
               December 4, 2000, between the Company and May Davis Group, Inc. (as Placement Agent) pertaining to $1.3 Million Convertible Debenture Offering by the Company.

          10.12(+)(+) Equity Line of Credit Agreement dated December 4, 2000, between the Company and GMF Holdings pertaining to $10 Million financing for the Company.

          10.13(+)(+) Placement Agent Agreement dated December 4, 2000, between the Company and May Davis Group, Inc. (as Placement Agent) pertaining to $10 Million financing for the Company.

          10.14(+)(+) Escrow Agreement dated December 4, 2000 pertaining to pertaining to $10 Million financing for the Company.

          10.15(+)(+) Registration Rights Agreement for Placement Agent dated dated December 4, 2000 pertaining to $10 Million financing for the Company.

          10.16(+)(+)  Registration  Rights  Agreement for Investors dated dated
               December 4, 2000 pertaining to $10 Million financing for the Company.

          21(+)(+) Subsidiaries of the Company.

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

                                                 CONDOR CAPITAL INC.
                                                   (Registrant)


Dated: January 19, 2001                          /s/ Lee Gahr
                                                 ------------------------------
                                                 By:  Lee E. Gahr
                                                 Its: President and CEO




Dated: January 19, 2001                          /S/ Paul Les Hammond
                                                 -------------------------------
                                                 By: Paul Les Hammond
                                                 Its: CFO