Form 10QSB
period 2000-12-31
CONDOR CAPITAL INC
filed 2001-02-20
CIK 831375

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549


                                   FORM 10-QSB

         (MARK ONE)

  [X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For Quarter Ended: DECEMBER 31, 2000

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

          3753 Howard Hughes Pkwy, Suite 2012, Las Vegas, Nevada 89109
          ------------------------------------------------------------
               (Address of principal executive offices) (Zip Code)


                                 (702) 892-3730
                                 --------------
              (Registrant's telephone number, including area code)


          3858 W. Carson St. Suite 127, Torrance, California 90503-6705
          -------------------------------------------------------------
          (Former name or former address, if changed since last report)


     Indicate by check mark whether the registrant: (1) filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     On December 31, 2000 there were 20,155,010 shares of the registrant's Common Stock, no par value, issued and outstanding.

     Transitional Small Business Disclosure Format . Yes [ ] No [ X ]

     This Form 10-QSB has 24 pages, the Exhibit Index is located at page 22.

                         PART I - FINANCIAL INFORMATION
                         ------------------------------

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

     In the opinion of the Company, all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position of the Company as of December 31, 2000 and the results of its operations and changes in its financial position from inception through December 31, 2000 have been made. The results of operations for such interim period is not necessarily indicative of the results to be expected for the entire year.

                          Index to Financial Statements
                                                                     Page
                                                                     ----
Balance Sheets ...................................................    3
Statements of Operations .........................................    5
Statements of Cash Flows .........................................    6
Notes to Financial Statements for Period .........................    8

     All other schedules are not submitted because they are not applicable or not required or because the information is included in the financial statements or notes thereto.

                              CONDOR CAPITAL, INC.
                          (A Development Stage Company)
                           Consolidated Balance Sheets


                                     ASSETS
                                     ------

                                                 December 31,   September 30,
                                                   2000             2000
                                                 ------------   ------------
                                                 (Unaudited)
CURRENT ASSETS

   Cash                                          $    73,317    $     83,922
   Recoverable taxes                                  21,307         -
   Advance receivable - related party                  4,000         -
                                                 ------------   -------------

     Total Current Assets                             98,624          83,922
                                                 ------------   -------------

FIXED ASSETS

   Office furniture and equipment                     11,217          10,000
   Leasehold improvements                              1,951           1,802
   Leasing equipment                                 420,128          -
   Less: accumulated depreciation                    (46,935)         (1,219)
                                                 ------------   -------------

     Total Fixed Assets                              386,361          21,462
                                                 ------------   -------------

OTHER ASSETS

   Deposits                                          169,687         169,687
                                                 ------------   -------------

     Total Other Assets                              169,687         169,687
                                                 ------------   -------------

     TOTAL ASSETS                                $   654,672    $    275,071
                                                 ============   =============

                              CONDOR CAPITAL, INC.
                          (A Development Stage Company)
                     Consolidated Balance Sheets (Continued)


                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                 ----------------------------------------------

                                                                December 31,    September 30,
                                                                   2000            2000
                                                                ------------    -------------
                                                                (Unaudited)
CURRENT LIABILITIES

   Accounts payable                                             $    954,657    $     53,369
   Accrued expenses                                                  210,039          15,977
   Payable - related party (Note 3)                                   54,712          30,558
   Notes payable (Note 2)                                            289,201         380,881
                                                                -------------   -------------

     Total Current Liabilities                                     1,508,609         480,785
                                                                -------------   -------------

STOCKHOLDERS' EQUITY (DEFICIT)

   Preferred stock: no par value, 25,000,000 shares
    authorized, none issued and outstanding                          -                -
   Common stock: $0.001 par value; 100,000,000 shares
    authorized, 20,155,010 shares issued and outstanding              20,155          20,155
   Additional paid-in capital                                      2,577,462       2,190,861
   Deficit accumulated prior to the development stage               (172,222)       (172,222)
   Deficit accumulated during the development stage               (3,279,332)     (2,244,508)
                                                                -------------   -------------

       Total Stockholders' Equity (Deficit)                         (853,937)       (205,714)
                                                                -------------   -------------

       TOTAL LIABILITIES AND STOCKHOLDERS'
         EQUITY (DEFICIT)                                       $    654,672    $    275,071
                                                                =============   =============

                              CONDOR CAPITAL, INC.
                          (A Development Stage Company)
                      Consolidated Statements of Operations
                                   (Unaudited)

                                                                                From Inception
                                                                                   of the
                                                                                 Development
                                                                                  Stage on
                                                 For the Three Months Ended       October 1,
                                                         December 31,            1990 Through
                                                 ----------------------------    December 31,
                                                    2000            1999             2000
                                                 ------------   -------------   --------------
REVENUE                                          $    -         $    -          $     -

COST OF SALES                                         -              -                -
                                                 ------------   -------------   --------------

GROSS PROFIT                                          -              -                -
                                                 ------------   -------------   --------------

EXPENSES

   Depreciation                                       45,716         -                 46,935
   Professional fees                                  55,973         -                108,650
   Directors' fees                                    75,000         -                 75,000
   Rent                                               10,114         -                 30,181
   General and administrative                        373,259           3,909          739,638
   Network operating costs                           450,957         -                450,957
                                                 ------------   -------------   --------------

     Total Expenses                                1,011,019           3,909        1,451,361
                                                 ------------   -------------   --------------

LOSS FROM OPERATIONS                              (1,011,019)         (3,909)      (1,451,361)
                                                 ------------   -------------   --------------

OTHER INCOME (EXPENSE)

   Write down of goodwill                             -              -             (1,578,350)
   Interest income                                    -              -                    471
   Interest expense                                  (27,101)        -                (40,668)
   Gain (loss) on exchange rate                        3,296         -                  2,886
   Loss on investment                                 -              -               (220,000)
   Gain on settlement of debt                         -              -                  7,690
                                                 ------------   -------------   --------------

     Total Other Income (Expense)                    (23,805)        -             (1,827,971)
                                                 ------------   -------------   --------------

LOSS BEFORE INCOME TAXES                          (1,034,824)         (3,909)      (3,279,332)

PROVISION FOR INCOME TAXES                            -              -                -
                                                 ------------   -------------   --------------

NET LOSS                                         $(1,034,824)   $     (3,909)   $  (3,279,332)
                                                 ============   =============   ==============

BASIC AND FULLY DILUTED LOSS PER SHARE           $     (0.05)   $      (0.00)
                                                 ============   =============

WEIGHTED AVERAGE SHARES OUTSTANDING               20,155,010      17,620,010
                                                 ============   =============

                              CONDOR CAPITAL, INC.
                          (A Development Stage Company)
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                                     From
                                                                                                   Inception
                                                                                                    of the
                                                                                                  Development
                                                                                                   Stage on
                                                                  For the Three Months Ended       October 1,
                                                                          December 31,           1990 Through
                                                                ------------------------------    December 31,
                                                                    2000            1999             2000
                                                                -------------   --------------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                                     $ (1,034,824)   $      (3,909)   $ (3,279,332)
   Adjustments to reconcile net loss to net
    cash used by operating activities:
     Loss on disposal of assets                                      -                -                20,169
     Depreciation                                                     45,716          -                46,935
     Amortization of discount on note payable                         10,274          -                10,274
     Fair value of options expense                                   140,027          -               140,027
     Common stock issued for services                                -                -                 8,200
     Write-down of goodwill                                          -                -             1,578,350
     Allowance for investments                                       -                -               220,000
     Management services contributed                                 -                -                31,900
   Changes in assets and liabilities:
     (Increase) decrease in prepaid expenses                         -                -                 3,634
     (Increase) decrease in recoverable taxes                        (21,307)         -               (21,307)
     (Increase) decrease in deposits                                 -                -              (169,687)
     Increase (decrease) in accounts payable                         901,288            2,568         953,518
     Increase (decrease) in accrued expenses                         118,928          -               134,905
                                                                -------------   --------------   -------------

       Net Cash Provided (Used) by Operating Activities              160,102           (1,341)       (322,414)
                                                                -------------   --------------   -------------

CASH FLOWS FROM INVESTING ACTIVITIES

   Purchase of property and equipment                               (410,615)         -              (433,296)
                                                                -------------   --------------   -------------

       Net Cash Used by Financing  Activities                       (410,615)         -              (433,296)
                                                                -------------   --------------   -------------

CASH FLOWS FROM FINANCING ACTIVITIES

   Cash proceeds from acquisition of subsidiary                      -                -                76,650
   Proceeds from sale of common stock                                -                -                44,435
   Proceeds from notes payable                                       144,620          -               527,501
   Payment of notes payable                                          -                -                (2,000)
   Proceeds from related parties                                      99,288          -               129,846
   (Increase) decrease in advances receivable                         (4,000)         -                (4,000)
   Contributions to capital                                          -                  1,500          14,000
                                                                -------------   --------------   -------------

       Net Cash Provided by Financing Activities                $    239,908    $     -          $    786,432
                                                                -------------   --------------   -------------

                              CONDOR CAPITAL, INC.
                          (A Development Stage Company)
                Consolidated Statements of Cash Flows (Continued)
                                   (Unaudited)

                                                                                    From
                                                                                  Inception
                                                                                    of the
                                                                                 Development
                                                                                   Stage on
                                                   For the Three Month Ended      October 1,
                                                          December 31,           1990 Through
                                                 ----------------------------    December 31,
                                                    2000            1999            2000
                                                 ------------   -------------   --------------
INCREASE (DECREASE) IN CASH                      $   (10,605)   $        159    $      30,722

CASH AT BEGINNING OF PERIOD                           83,922             201           42,595
                                                 ------------   -------------   --------------

CASH AT END OF PERIOD                            $    73,317    $        360    $      73,317
                                                 ============   =============   ==============


SUPPLEMENTAL DISCLOSURES
 OF NON-CASH INVESTING AND
 FINANCING ACTIVITIES:

   Stock issued in acquisition of subsidiary     $    -         $    -          $   1,875,000
   Common stock issued for services              $    -         $    -          $       8,200

CASH PAID FOR:

   Interest                                      $    -         $    -          $     -
   Income taxes                                  $    -         $    -          $     -


                              CONDOR CAPITAL, INC.
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                    December 31, 2000 and September 30, 2000


NOTE 1 -      CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

              The accompanying consolidated financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at December 31, 2000 and for all periods presented have been made.

              Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's September 30, 2000 audited consolidated financial statements. The results of operations for the periods ended December 31, 2000 and 1999 is not necessarily indicative of the operating results for the full years.

NOTE 2 -      NOTES PAYABLE

              On November 24, 2000, the Company issued a note payable to an individual who had loaned the Company $508,905. The note is due on demand and accrues interest at 12% per annum. The holder of the note received one warrant for each dollar loaned to the Company in conjunction with the note. Each warrant is convertible into one share of the Company's common stock at an exercise price of $0.55 per share. The warrants expire in three years on November 23, 2003. Interest expense associated with this note amounted to $14,472 for the three months ended December 31, 2000.

              The Company recorded a discount on the note in order to allocate to additional paid-in capital the value of the beneficial conversion feature of the note. The beneficial conversion feature of the note consists of the attached warrants giving the holder the right to purchase shares of the Company's common stock (the warrants had an estimated fair value of $0.48 each on the grant date using the Black-Scholes option pricing model). The value of the beneficial conversion feature was computed as the lesser of
              (1) the fair value of the warrants or (2) total proceeds of the notes. As of the date of the issuance of the note, $246,574 (the fair value of the warrants on November 24, 2000) was allocated to additional paid-in capital and a corresponding discount offset the liability under the note. The discount is being amortized to interest expense over the term of the warrants or three years. If the note is paid off prior to three years, the balance of the discount will be expensed as interest at that time. The balance of the note less the discount was $272,605 as of December 31, 2000. During the three months ended December 31, 2000, interest expense of $10,274 was recognized as the result of amortization of the discount.

              The Company has an additional note payable with the same individual. The note is also due on demand and accrues interest at 12% per annum. The balance of the note was $16,596 as of December 31, 2000. Interest expense associated with this note amounted to $783 for the three months ended December 31, 2000.

                              CONDOR CAPITAL, INC.
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                    December 31, 2000 and September 30, 2000


NOTE 3 -      PAYABLE - RELATED PARTY

              The President of the Company has made several advances to the Company over the previous seven months. The Company makes payments on these advances when funds are available. The advances are due on demand and accrue interest at 12% per year. As of December 31, 2000, the balance of these advances was $54,712. Interest expense associated with these advances was $1,572 for the three months ended December 31, 2000.

NOTE 4 -      STOCK OPTIONS AND WARRANTS

              As permitted by FASB Statement 123 "Accounting for Stock Based Compensation" (SFAS No. 123), the Company elected to measure and record compensation cost relative to employee stock option costs in accordance with Accounting Principles Board ("APB") Opinion 25, "Accounting for Stock Issued to Employees," and related interpretations and make proforma disclosures of net income and earnings per share as if the fair value method of valuing stock options had been applied. Under APB Opinion 25, compensation cost is recognized for stock options granted to employees when the option price is less than the market price of the underlying common stock on the date of grant. As of December 31, 2000, there were 1,680,358 options outstanding which were granted to employees. All of these options were issued with an exercise price equal to the market price on the date of issuance.

              For purposes of the proforma disclosures and to measure and record consideration paid to non-employees in the form of stock options or warrants, the Company applies FASB Statement 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"), which requires the Company to estimate the fair value of each dilutive instrument (stock options and warrants) award at the grant date by using the Black-Scholes option pricing model. The following assumptions were used in calculating the fair value: dividend yield of zero percent, expected volatility of 129%, risk-free interest rates of 5.75% and expected lives of 3 years.

              The  Company  issued  335,142  options to a company as  additional
              compensation   for  services   rendered.   Under  the   accounting
              provisions of SFAS No. 123, the Company recorded an additional expense of $140,027 which is recorded in the general and administrative expenses.

              The Company also issued 1,680,358 options to three employees of the Company. Under the accounting provisions of SFAS No. 123, the Company's net loss would have been increased by the proforma amounts indicated below:

                              CONDOR CAPITAL, INC.
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                    December 31, 2000 and September 30, 2000


NOTE 4 -      STOCK OPTIONS AND WARRANTS (Continued)

                                                                                                           For the
                                                                                                      Three Months Ended
                                                                                                         December 31,
                                                                                                 -----------------------------
                                                                                                     2000            1999
                                                                                                 -------------   -------------
              Net Loss:
                  As reported                                                                    $ (1,034,824)   $     (3,909)
                  Proforma                                                                         (1,736,898)         (3,909)

              Net loss per share:
                  As reported                                                                    $      (0.05)   $      (0.00)
                  Proforma                                                                              (0.09)          (0.00)


              During the initial phase-in period of SFAS 123, the effect on pro forma results are not likely to be representative of the effects on pro forma results in future years since options vest over several years and additional awards could be made each year.

              A summary of the status of the Company's stock options and warrants as of December 31, 2000 and changes during the year is presented below:

                                                                                                   Weighted
                                                                                                    Average
                                                                                                   Exercise
                                                                                    Shares           Price
                                                                                --------------   -------------
              Outstanding, beginning of period                                        -          $    -
                  Warrants granted                                                    508,905            0.55
                  Options granted                                                   2,015,500            0.55
                  Canceled                                                            -               -
                  Exercised                                                           -               -
                                                                                --------------   -------------

              Outstanding, end of period                                            2,524,405    $       0.55
                                                                                ==============   =============

              Exercisable, end of period                                            2,524,405    $       0.55
                                                                                ==============   =============

              Weighted average fair value of options and warrants
               granted during the year                                                           $       0.43
                                                                                                 =============


                                                                                    Number          Number
                                     Date         Expiration      Exercise       Outstanding      Exercisable
                   Description      Issued          Date           Price         at 12/31/00      at 12/31/00
                   ------------   ------------   ------------   -------------   --------------   -------------

                   Options           11-20-00       11-19-03    $       0.55        2,015,500       2,015,500
                   Warrants          11-24-00       11-23-03            0.55          508,905         508,905
                                                                -------------   --------------   -------------

                      Totals                                    $       0.55        2,524,405       2,524,405
                                                                =============   ==============   =============

                              CONDOR CAPITAL, INC.
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                    December 31, 2000 and September 30, 2000

NOTE 5 -      GOING CONCERN

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

     Item 2. Management's Discussion and Results of Financial Condition and Results of Operations.

     The following discussion and analysis should be read together with the Quarterly Report of Condor Capital Inc., Consolidated Financial Statements of Condor Capital Inc. and the notes to the Consolidated Financial Statements included elsewhere in this Form 10-Q.

     This discussion summarizes the significant factors affecting the consolidated operating results, financial condition and liquidity and cash flows of Condor Capital Inc. for the quarter ending December 31, 2000. Except for historical information, the matters discussed in this Management's Discussion and Analysis of Financial Condition and Results of Operations are forward looking statements that involve risks and uncertainties and are based upon judgments concerning various factors that are beyond our control. Actual results could differ materially from those projected in the forward-looking statements as a result of, among other things; the factors described below under the caption "Cautionary Statements and Risk Factors."

     Overview.
     --------

     During the past year, the Company has continued to concentrate on two primary areas of business; one, the identification and evaluation of prospective merger or acquisition "target" entities, and two, the development of a digital network which provides communication services and solutions within the fiber optic environment.

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

     Plan of Acquisition.
     -------------------

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

     PERIOD ENDING DECEMBER 31, 2000
     -------------------------------

     Net Sales And Gross Profit.
     --------------------------

     The Company did not realize any sales or other areas of revenue generation during the quarter ending December 31, 2000. The Company did not realize any profit for the quarter ending December 31, 2000.

     Operating And General And Administrative Expenses.
     -------------------------------------------------

     The Company realized operating expenses of $637,760 and general and administrative expenses of $250,059 on costs related to the operations of the Company for the quarter ending December 31, 2000.

     The increase in expenses is primarily due to the Company's investment into network infrastructure, development and operational costs as well as its pursuit of acquisition, merger or partnership candidates and the cost associated with increased legal fees, filings and other general expenses relating to the normal operation of the Company.

     Liquidity And Capital Resources.
     -------------------------------

     The Company's primary needs for funds are to provide working capital associated with the normal operations of the Company and for financial demands required to complete the acquisition, merger or partnership with strategically positioned entities necessary for the fulfillment of the Company's "Digital Data Management" directive. Funds are also required to promote future business development and market awareness. Working capital for the three months ended December 31, 2000 was funded primarily through management and shareholder loans.

     Cash provided by operating activities during the three months ended December 31, 2000 was $160,102. Cash was used primarily in the acquisition of property and equipment as well as legal fees, proxies, transfer agent costs, filings and other costs relating to the daily operation of the Company

     No shares of Common Stock were issued for the period ending December 31, 2000. On November 24, 2000, the Company executed a promissory note in favor of Shefik Hassan in the principal amount of $508,904.67, relating to advances to the Company. As of December 31, 2000 these advances totaled $525,501.

     At present, the Company's anticipated capital commitments are primarily for the expenditures associated with the acquisition, merger or partnership with strategically positioned entities necessary for the fulfillment of the Company's directive. The Company has insufficient capital to meet the needs and goals of the Company. Based on the current operating plan, the Company anticipates that further capital will be required during the next twelve months to satisfy our expected increased working capital and the Company's acquisition, merger or partnership directives. The Company is currently exploring alternatives to fulfill the needed financing requirements though no assurance can be given that additional financing will be available when needed or that, if available, it will be on terms favorable to our stockholders and management. If needed funds are not available, the Company may be required to curtail operations, which could have a material adverse effect on business, operating results and financial condition. There can be no assurance that the working capital requirements during this period will not exceed its available resources or that these funds will be sufficient to meet the Company's longer-term cash requirements for operations.

     CAUTIONARY FORWARD - LOOKING STATEMENT.
     --------------------------------------

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

     RISK FACTORS.
     ------------

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

     Future Capital Requirements; Uncertainty Of Future Funding.
     ----------------------------------------------------------

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

     Substantial Doubt That The Company Can Continue As A Going Concern.
     -------------------------------------------------------------------

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

     Risks of "Penny Stock".
     ----------------------

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

     Volatile Market for Common Stock.
     --------------------------------

     The Company's common stock is quoted on the OTC Bulletin Board under the symbol "CNOP." The market price of the Company's Common Stock has been and is likely to continue to be highly volatile and subject to wide fluctuations due to various factors, many of which may be beyond the Company's control, including: quarterly variations in operating results; announcements of technological innovations or new software, services or products by the Company or its competitors; and changes in financial estimates and recommendations by securities analysts. In addition, there have been large price and volume fluctuations in the stock market, which have affected the market prices of securities of many technology and services companies, often unrelated to the operating performance of such companies. These broad market fluctuations, as well as general economic and political conditions, may adversely affect the market price of the Company's common stock. In the past, volatility in the market price of a Company's securities has often led to securities class action litigation. Such litigation could result in substantial costs and diversion of the Company's attention and resources, which could have a material adverse effect on the Company's business, financial condition and operating results.

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

     Risks Associated with Dependence on Intellectual Property Rights.
     -----------------------------------------------------------------

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

     Dependence On Key Employees.
     -----------------------------

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

     Need For Additional Specialized Personnel.
     ------------------------------------------

     Although the management of the Company is committed to the business and continued development and growth of the business, the addition of specialized key personnel to assist the Company in its plan of merger or acquisition may be necessary. There can be no assurance that the Company will be able to locate and hire such specialized personnel on acceptable terms.

                          PART II - OTHER INFORMATION.
                          ---------------------------

Item 1.  Legal Proceedings.

     There are no pending legal proceedings involving the Registrant and the Registrant is not aware of any proceeding that any governmental authority or any other party is contemplating.

Item 2.  Changes in Securities.

     None.

Item 3.  Defaults Upon Senior Securities.

     None.

Item 4.  Submission of Matters to a Vote of Security Holders.

     None.

Item 5.  Other Information.

     Granting of Non-Qualified Stock Options.
     ---------------------------------------

     On November 20, 2000, subsequent to the fiscal year ended September 30, 2000, the Company granted certain officers and directors non-qualified stock options to purchase an aggregate of 2,015,5000 shares of Common Stock of the Company, at an exercise price of $.55 per share. Said options vest immediately and are exercised for a period of three years expiring on November 19, 2003.

     The options were granted as follows:

         Mr. Lee Gahr                                      580,358 shares
         Mr. Pat Battista                                  100,000 shares
         Shangri-La Management Ltd.                      1,000,000 shares
         Renfrew Corporate Management Services Ltd.        335,142 shares

     Shangri-La Management Ltd. is a British Virgin Island corporation owned 100% by director and Chief Financial Officer, Paul Les Hammond.

     As of the date of this report the options had been issued.

     Demand Note in Favor of Shefik Hassan and Warrants.
     ---------------------------------------------------

     On November 24, 2000, subsequent to the year covered by this report, the Company executed a promissory note in favor of Shefik Hassan in the principal amount of $508,904.67, relating to advances to the Company. The note is a demand note, which bears interest on the unpaid principal amount at the rate of 12% per annum. There is no prepayment penalty and the Company can repay any outstanding amount at any time. As of September 30, 2000 the total principal amount due and owing was $380,881.

     In conjunction with and as a condition to such loan, the Company authorized and granted a warrant to Shefik Hassan, entitling Mr. Hassan to acquire one share of the Common Stock of the Company for each dollar advanced by Mr, Hassan. Said warrants are exercisable at an exercise price of $0.55 per share and expire in three years on November 23, 2003.

     Agreement with May Davis Group for $1.3 Million Convertible Debenture Placement.
     ---------------------------------------------------------------------------

     On December 4, 2000, subsequent to the year covered by this report, the Company entered into an Placement Agent Agreement with The May Davis Group, Inc. ("May Davis'), under which May Davis, as the exclusive placement agent for the Company would undertake to sell in an exempt private placement, pursuant to Rule 506 of Regulation D, an aggregate of $1.3 million of Convertible Debentures of the Company. Under the terms of the offering, the Company proposes to offer for sale to Accredited Investors only, an aggregate of $1.3 million of Convertible Debentures of the Company. The Convertible Debentures have five (5) year terms, a 5 % interest rate and convertibility at the lower of 120% of the Closing Bid Price as of the date of the Debenture or 80% of the averaged five (5) lowest Closing Bid Prices of the Common Stock for the twenty (20) trading days immediately preceding the Conversion. The holders of the Convertible Debenture shall have registration rights under which the Company is obligated to register the resale of the Conversion Shares under the Securities Act of 1933. Interest is payable at the Conversion date or upon maturity, whichever occurs first.

     Agreement with May Davis Group for $10 Million Equity Line Financing.
     --------------------------------------------------------------------

     On December 4, 2000, subsequent to the year covered by this report, the Company, through The Mayt Davis Group, entered into an Equity Credit Line agreement under the auspices of a registration on Form SB-2, with GMF Holdings whereby the Company shall issue and sell to GMF Holdings, from time to time, up to Ten Million ($10,000,000) Dollars of the Company's common stock, par value $0.001. The Company is required, prior to advance of funds, to have filed a Registration Statement with respect to the resale of the Registrable Securities and such Registration Statement shall have become effective. The purchase price of the common stock from time to time shall be 91% of the market price. The maximum amount to be advanced from time to time shall be equal to one hundred and fifty percent (150%) of the average daily volume of the Company's common stock multiplied by the purchase price.

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

Item 6.  Exhibits and Reports on Form 8-K.

     (a) List of Exhibits attached or incorporated by referenced pursuant to Item 601 of Regulation S-B.

     Exhibit
     Number         Description
     -------        -----------

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

     4.1(+) Specimen certificate for common stock. (Incorporated by reference to Registrant's Form 10-KSB filed for the fiscal year ended September 30, 1997)

     10.1(+) On March 22, 2000 the Registrant entered into a Joint Venture Agreement with Tech-Catalyst Ventures Inc., of Vancouver, British Columbia (Incorporated by reference to Registrant's Form 8-K filed March 22, 2000)

     10.2(+) On June 7, 2000 the Registrant entered into an Amended and Restated Joint Venture Agreement with Tech-Catalyst Ventures Inc., of Vancouver, British Columbia (Incorporated by reference to Registrant's Form 8-K filed June 9, 2000)

     10.3(+) Management Consulting Agreement between the Company and Renfrew Corporate Management Services Ltd., dated April 28, 2000. (Incorporated by reference to Registrant's Form 10-KSB filed January 19, 2001)

     10.4(+) Demand Grid Note executed by the Company in favor of Shefik Hassan dated November 24, 2000. (Incorporated by reference to Registrant's Form 10-KSB filed January 19, 2001)

     10.5(+) Business and management Services Agreement between the Company and Shangri-La Management Limited dated December 8, 2000.(Incorporated by reference to Registrant's Form 10-KSB filed January 19, 2001)

     10.6(+) Securities Purchase Agreement dated December 4, 2000 pertaining to $1.3 Million Convertible Debenture Offering by the Company. (Incorporated by reference to Registrant's Form 10-KSB filed January 19, 2001)

     10.7(+) Form of Convertible Debenture pertaining to $1.3 Million Convertible Debenture Offering by the Company.(Incorporated by reference to Registrant's Form 10-KSB filed January 19,
                    2001)

     10.8(+) Registration Rights Agreement dated dated December 4, 2000 pertaining to $1.3 Million Convertible Debenture Offering by the Company. (Incorporated by reference to Registrant's Form 10-KSB filed January 19, 2001)

     10.9(+) Escrow Agreement dated December 4, 2000 pertaining to $1.3 Million Convertible Debenture Offering by the Company. (Incorporated by reference to Registrant's Form 10-KSB filed January 19, 2001)

     10.10(+) Placement Agent Agreement dated December 4, 2000, between the Company and May Davis Group, Inc. (as Placement Agent) pertaining to $1.3 Million Convertible Debenture Offering by the Company. (Incorporated by reference to Registrant's Form 10-KSB filed January 19, 2001)

     10.11(+) Warrant tp Purchase 500,000 shares of Common Stock, dated December 4, 2000, between the Company and May Davis Group, Inc. (as Placement Agent) pertaining to $1.3 Million Convertible Debenture Offering by the Company.

     10.12(+) Equity Line of Credit Agreement dated December 4, 2000, between the Company and GMF Holdings pertaining to $10 Million financing for the Company. (Incorporated by reference to Registrant's Form 10-KSB filed January 19,
                    2001)

     10.13(+) Placement Agent Agreement dated December 4, 2000, between the Company and May Davis Group, Inc. (as Placement Agent) pertaining to $10 Million financing for the Company. (Incorporated by reference to Registrant's Form 10-KSB filed January 19, 2001)

     10.14(+) Escrow Agreement dated December 4, 2000 pertaining to pertaining to $10 Million financing for the Company. (Incorporated by reference to Registrant's Form 10-KSB filed January 19, 2001)

     10.15(+) Registration Rights Agreement for Placement Agent dated dated December 4, 2000 pertaining to $10 Million financing for the Company. (Incorporated by reference to Registrant's Form 10-KSB filed January 19, 2001)

     10.16(+) Registration Rights Agreement for Investors dated dated December 4, 2000 pertaining to $10 Million financing for the Company. (Incorporated by reference to Registrant's Form 10-KSB filed January 19, 2001)

     21(+) Subsidiaries of the Company. (Incorporated by reference to Registrant's Form 10-KSB filed January 19, 2001)

     (+) Previously filed.
     (+)(+) Filed herewith.

     (b) Reports on Form 8-K. There were no reports on Form 8-K filed during the period covered by this report.

                                   SIGNATURES
                                   ----------

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the Undersigned, thereunto duly authorized.

                                                  CONDOR CAPITAL INC.
                                                     (Registrant)


     Dated: February 20, 2001                     /S/ Lee Gahr
                                                  ------------------------
                                                  By:  Lee Gahr
                                                  President and CEO



     Dated: February 20, 2001                     /S/ Paul Les Hammond
                                                  ------------------------
                                                  By: Paul Les Hammond
                                                  CFO