Form 10QSB
period 2001-03-31
CONDOR CAPITAL INC
filed 2001-06-05
CIK 831375

U. S. Securities and Exchange Commission
                            Washington, D. C.  20549

                                   FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For  the  quarterly  period  ended  March 31,  2001

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For  the  transition  period  from                to
                                            --------------    ------------------

     Commission File Number: 033-20848-D

                               CONDOR CAPITAL INC.
                               ------------------

         Nevada                                           91-2301401
-------------------------------                    -----------------------------
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



          -------------------------------------------------------------
          (Former name or former address, if changed since last report)



     Check  whether  the  issuer  (1)  filed all reports required to be filed by
Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                          Yes                       No      X
                               -------                   -------

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:


 Class                                 Outstanding at March 31, 2001
 -----                                 ----------------------------

Common  Stock,  no  par  value                  20,155,010

Transitional  Small  Business  Disclosure  Form  (check  one):

                          Yes     X                 No
                              --------                 --------


                          LASERLOCK TECHNOLOGIES, INC.


                                TABLE OF CONTENTS
                                   FORM 10-QSB


                                     PART I
                              FINANCIAL INFORMATION


Item  1.           Financial  Statements,  Unaudited

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

     In the opinion of the Company, all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position of the Company as of March 31, 2001 and the results of its operations and changes in its financial position from inception through March 31, 2001 have been made. The results of operations for such interim period is not necessarily indicative of the results to be expected for the entire year.

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

                              CONDOR CAPITAL, INC.
                          (A Development Stage Company)

                        CONSOLIDATED FINANCIAL STATEMENTS

                      March 31, 2001 and September 30, 2000



                              CONDOR CAPITAL, INC.
                          (A Development Stage Company)
                           Consolidated Balance Sheets


                                     ASSETS

                                                                                March 31,          September 30,
                                                                                 2001                2000
                                                                           ------------------  -----------------
                                                                               (Unaudited)
CURRENT ASSETS
   Cash                                                                    $           65,690  $          83,922
   Recoverable taxes                                                                   53,227             -
   Advance receivable - related party                                                   4,000             -
                                                                           ------------------  -----------------

     Total Current Assets                                                             122,917             83,922
                                                                           ------------------  -----------------

FIXED ASSETS

   Office furniture and equipment                                                      11,217             10,000
   Leasehold improvements                                                               1,951              1,802
   Leasing equipment                                                                  908,035             10,879
   Less: accumulated depreciation                                                    (123,304)            (1,219)
                                                                           ------------------  -----------------

     Total Fixed Assets                                                               797,899             21,462
                                                                           ------------------  -----------------

OTHER ASSETS

   Deposits                                                                           169,687            169,687
                                                                           ------------------  -----------------

     Total Other Assets                                                               169,687            169,687
                                                                           ------------------  -----------------

     TOTAL ASSETS                                                          $        1,090,503  $         275,071
                                                                           ==================  =================


        The accompanying notes are an integral part of these consolidated financial statements.



                              CONDOR CAPITAL, INC.
                          (A Development Stage Company)
                     Consolidated Balance Sheets (Continued)


                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

                                                                                 March 31,         September 30,
                                                                                 2001                2000
                                                                           ------------------  -----------------
                                                                               (Unaudited)
CURRENT LIABILITIES
   Accounts payable                                                        $        1,905,550  $          53,369
   Accrued expenses                                                                   214,378             15,977
   Payable - related party (Note 3)                                                   121,155             30,558
   Notes payable (Note 2)                                                             314,269            380,881
                                                                           ------------------  -----------------

     Total Current Liabilities                                                      2,555,352            480,785
                                                                           ------------------  -----------------

STOCKHOLDERS' EQUITY (DEFICIT)

   Preferred stock: no par value, 25,000,000 shares
    authorized, none issued and outstanding                                            -                  -
   Common stock: $0.001 par value; 100,000,000 shares
    authorized, 20,155,010 shares issued and outstanding                               20,155             20,155
   Additional paid-in capital                                                       2,577,462          2,190,861
   Deficit accumulated prior to the development stage                                (172,222)          (172,222)
   Deficit accumulated during the development stage                                (3,890,244)        (2,244,508)
                                                                           ------------------  -----------------

       Total Stockholders' Equity (Deficit)                                        (1,464,849)          (205,714)
                                                                           ------------------  -----------------

       TOTAL LIABILITIES AND STOCKHOLDERS'
         EQUITY (DEFICIT)                                                  $        1,090,503  $         275,071
                                                                           ==================  =================


        The accompanying notes are an integral part of these consolidated financial statements.



                              CONDOR CAPITAL, INC.
                          (A Development Stage Company)
                      Consolidated Statements of Operations
                                   (Unaudited)




                                                                                                             From Inception
                                                                                                             of the Development
                                                       For the Three Months Ended         For the Six Months Stage on October 1,
                                                       March 31,                           March 31,         1990, Through March 31,
                                     ---------------------------------------------------  ----------------  ---------------
                                          2001             2000             2001              2000              2001
                                     ----------------  ---------------   ---------------  ----------------  ---------------
REVENUE                              $         -       $        -        $        -       $         -       $        -

COST OF SALES                                  -                -                 -                 -                -
                                     ----------------  ---------------   ---------------  ----------------  ---------------

GROSS PROFIT                                   -                -                 -                 -                -
                                     ----------------  ---------------   ---------------  ----------------  ---------------

EXPENSES

   Depreciation                                76,369           -                122,085            -               123,304
   Professional fees                           46,384           -                102,357            -               155,034
   Directors' fees                             -                -                 75,000            -                75,000
   Rent                                        11,768           -                 21,882            -                41,949
   General and administrative                  37,122           22,276           357,881            26,185          724,260
   Network operating costs                    433,822           -                937,279            -               937,279
                                     ----------------  ---------------   ---------------  ----------------  ---------------

     Total Expenses                           605,465           22,276         1,616,484            26,185        2,056,826
                                     ----------------  ---------------   ---------------  ----------------  ---------------

LOSS FROM OPERATIONS                         (605,465)         (22,276)       (1,616,484)          (26,185)      (2,056,826)
                                     ----------------  ---------------   ---------------  ----------------  ---------------

OTHER INCOME (EXPENSE)

   Write down of goodwill                      -            (1,578,350)           -             (1,578,350)      (1,578,350)
   Interest income                             -                -                 -                 -                   471
   Interest expense                           (25,853)          -                (52,954)           -               (66,521)
   Gain (loss) on exchange rate                20,406           -                 23,702            -                23,292
   Loss on investment                          -              (220,000)           -               (220,000)        (220,000)
   Gain on settlement of debt                  -                -                 -                 -                 7,690
                                     ----------------  ---------------   ---------------  ----------------  ---------------

     Total Other Income (Expense)              (5,447)      (1,798,350)          (29,252)       (1,798,350)      (1,833,418)
                                     ----------------  ---------------   ---------------  ----------------  ---------------

LOSS BEFORE INCOME TAXES                     (610,912)      (1,820,626)       (1,645,736)       (1,824,535)      (3,890,244)

PROVISION FOR INCOME TAXES                     -                -                 -                 -                -
                                     ----------------  ---------------   ---------------  ----------------  ---------------

NET LOSS                             $       (610,912) $    (1,820,626)  $    (1,645,736) $     (1,824,535) $    (3,890,244)
                                     ================  ===============   ===============  ================  ===============

BASIC AND DILUTED LOSS
 PER SHARE                           $          (0.03) $         (0.10)  $         (0.08) $          (0.10)
                                     ================  ===============   ===============  ================

WEIGHTED AVERAGE SHARES
 OUTSTANDING                               20,155,010       19,014,954        20,155,010        18,309,818
                                     ================  ===============   ===============  ================


        The accompanying notes are an integral part of these consolidated financial statements.




                              CONDOR CAPITAL, INC.
                          (A Development Stage Company)
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                                     From Inception
                                                                                                     of the Development
                                                                        For the Six Months Ended     Stage on October 1,
                                                                                 March 31,           1990, Through March 31,
                                                                   --------------------------------- --------------
                                                                       2001             2000               2001
                                                                   ----------------  ---------------   ---------------

CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                                        $     (1,645,736) $    (1,824,535)  $    (3,890,244)
   Adjustments to reconcile net loss to net
    cash provided by operating activities:
     Loss on disposal of assets                                              -                -                 20,169
     Depreciation                                                           122,085           -                123,304
     Amortization of discount on note payable                                30,822           -                 30,822
     Fair value of options expense                                          140,027           -                140,027
     Common stock issued for services                                        -                 1,500             8,200
     Write-down of goodwill                                                  -             1,578,350         1,578,350
     Allowance for investments                                               -               220,000           220,000
     Management services contributed                                         -                -                 31,900
   Changes in assets and liabilities:
     (Increase) decrease in prepaid expenses                                 -                -                  3,634
     (Increase) decrease in recoverable taxes                               (53,227)          -                (53,227)
     (Increase) decrease in deposits                                         -                -               (169,687)
     Increase (decrease) in accounts payable                              1,852,181           29,134         1,904,411
     Increase (decrease) in accrued expenses                                198,401           -                214,378
                                                                   ----------------  ---------------   ---------------

       Net Cash Provided by Operating Activities                            644,553            4,449           162,037
                                                                   ----------------  ---------------   ---------------

CASH FLOWS FROM INVESTING ACTIVITIES

   Purchase of property and equipment                                      (898,522)          -               (921,203)
                                                                   ----------------  ---------------   ---------------

       Net Cash Used by Financing Activities                               (898,522)          -               (921,203)
                                                                   ----------------  ---------------   ---------------

CASH FLOWS FROM FINANCING ACTIVITIES

   Cash proceeds from acquisition of subsidiary                              -                76,650            76,650
   Proceeds from sale of common stock                                        -                -                 44,435
   Proceeds from notes payable                                              149,140           -                532,021
   Payment of notes payable                                                  -                -                 (2,000)
   Proceeds from related parties                                             90,597           -                121,155
   (Increase) decrease in advances receivable                                (4,000)          -                 (4,000)
   Contributions to capital                                                  -                -                 14,000
                                                                   ----------------  ---------------   ---------------

       Net Cash Provided by Financing Activities                   $        235,737  $        76,650   $       782,261
                                                                   ----------------  ---------------   ---------------

        The accompanying notes are an integral part of these consolidated financial statements.




                              CONDOR CAPITAL, INC.
                          (A Development Stage Company)
                Consolidated Statements of Cash Flows (Continued)
                                   (Unaudited)

                                                                                                     From Inception
                                                                                                     of the Development
                                                                        For the Six Months Ended     Stage on October 1,
                                                                                 March 31,           1990, Through March 31,
                                                                   --------------------------------- --------------
                                                                       2001             2000               2001
                                                                   ----------------  ---------------   ---------------
INCREASE (DECREASE) IN CASH                                        $        (18,232) $        81,099   $        23,095

CASH AT BEGINNING OF PERIOD                                                  83,922              201            42,595
                                                                   ----------------  ---------------   ---------------

CASH AT END OF PERIOD                                              $         65,690  $        81,300   $        65,690
                                                                   ================  ===============   ===============


SUPPLEMENTAL DISCLOSURES
 OF NON-CASH INVESTING AND
 FINANCING ACTIVITIES:

   Stock issued in acquisition of subsidiary                       $         -       $     1,875,000   $     1,875,000
   Common stock issued for services                                $         -       $         1,500   $         8,200

CASH PAID FOR:

   Interest                                                        $         -       $        -        $        -
   Income taxes                                                    $         -       $        -        $        -




        The accompanying notes are an integral part of these consolidated financial statements.

                              CONDOR CAPITAL, INC.
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                      March 31, 2001 and September 30, 2000


NOTE 1 -      CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

              The accompanying consolidated financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2001 and for all periods presented have been made.

              Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's September 30, 2000 audited consolidated financial statements. The results of operations for the periods ended March 31, 2001 and 2000 is not necessarily indicative of the operating results for the full years.

NOTE 2 -      NOTES PAYABLE

              On November 24, 2000, the Company issued a note payable to an individual who had loaned the Company $508,905. The note is due on demand and accrues interest at 12% per annum. The holder of the note received one warrant for each dollar loaned to the Company in conjunction with the note. Each warrant is convertible into one share of the Company's common stock at an exercise price of $0.55 per share. The warrants expire in three years on November 23, 2003. Interest expense associated with this note amounted to $29,530 for the six months ended March 31, 2001.

              The Company recorded a discount on the note in order to allocate to additional paid-in capital the value of the beneficial conversion feature of the note. The beneficial conversion feature of the note consists of the attached warrants giving the holder the right to purchase shares of the Company's common stock (the warrants had an estimated fair value of $0.48 each on the grant date using the Black-Scholes option pricing model). The value of the beneficial conversion feature was computed as the lesser of
              (1) the fair value of the warrants or (2) total proceeds of the notes. As of the date of the issuance of the note, $246,574 (the fair value of the warrants on November 24, 2000) was allocated to additional paid-in capital and a corresponding discount offset the liability under the note. The discount is being amortized to interest expense over the term of the warrants or three years. If the note is paid off prior to three years, the balance of the discount will be expensed as interest at that time. The balance of the note less the discount was $293,153 as of March 31, 2001. During the six months ended March 31, 2001, interest expense of $30,822 was recognized as the result of amortization of the discount.

              The Company has an additional note payable with the same individual. The note is also due on demand and accrues interest at 12% per annum. The balance of the note was $21,116 as of March 31, 2001. Interest expense associated with this note amounted to $2,493 for the six months ended March 31, 2001.

                              CONDOR CAPITAL, INC.
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                      March 31, 2001 and September 30, 2000


NOTE 3 -      PAYABLE - RELATED PARTY

              The President of the Company has made several advances to the Company over the previous ten months. The Company makes payments on these advances when funds are available. The advances are due on demand and accrue interest at 12% per year. As of March 31, 2001, the balance of these advances was $121,155 and $30,558, respectively. Interest expense associated with these advances was $3,544 for the six months ended March 31, 2001

NOTE 4 -      STOCK OPTIONS AND WARRANTS

              As permitted by FASB Statement 123 "Accounting for Stock Based Compensation" (SFAS No. 123), the Company elected to measure and record compensation cost relative to employee stock option costs in accordance with Accounting Principles Board ("APB") Opinion 25, "Accounting for Stock Issued to Employees," and related interpretations and make proforma disclosures of net income and earnings per share as if the fair value method of valuing stock options had been applied. Under APB Opinion 25, compensation cost is recognized for stock options granted to employees when the option price is less than the market price of the underlying common stock on the date of grant. As of March 31, 2001, there were 1,680,358 options outstanding which were granted to employees. All of these options were issued with an exercise price equal to the market price on the date of issuance.

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

                              CONDOR CAPITAL, INC.
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                                       March 31, 2001 and September 30, 2000


NOTE 4 -      STOCK OPTIONS AND WARRANTS (Continued)

                                                                                                For the
                                                                                                Six Months Ended
                                                                                                March 31,
                                                                            ---------------------------------------------
                                                                                   2001               2000
                                                                            ------------------  ------------------
              Net loss:
                  As reported                                               $       (1,645,736) $       (1,824,535)
                  Proforma                                                          (2,347,810)         (1,824,535)

              Net loss per share:
                  As reported                                               $            (0.08) $            (0.10)
                  Proforma                                                               (0.12)              (0.10)

              During the initial phase-in period of SFAS 123, the effect on pro forma results are not likely to be representative of the effects on pro forma results in future years since options vest over several years and additional awards could be made each year.

              A summary of the status of the Company's stock options and warrants as of March 31, 2001 and changes during the year is presented below:
                                                                                                      Weighted
                                                                                                      Average
                                                                                                     Exercise
                                                                                  Shares              Price
                                                                            ------------------  ------------------

              Outstanding, October 1, 2000                                              -       $           -
                  Warrants granted                                                     508,905                0.55
                  Options granted                                                    2,015,500                0.55
                  Exercised                                                             -                   -
                                                                            ------------------  ------------------

              Outstanding, March 31, 2001                                            2,524,405  $             0.55
                                                                            ==================  ==================

              Exercisable, March 31, 2001                                            2,524,405  $             0.55
                                                                            ==================  ==================

              Weighted average fair value of options and warrants
               granted during the period                                                        $             0.43
                                                                                                ==================



                                                                                         Number          Number
                                      Date           Expiration        Exercise        Outstanding     Exercisable
                 Description          Issued           Date            Price          at 3/31/01       at 3/31/01
              -----------------  ---------------- --------------- ---------------- --------------- ----------------
              Options            11-20-00         11-19-03        $           0.55       2,015,500        2,015,500
              Warrants           11-24-00         11-23-03                    0.55         508,905          508,905
                                                                  ---------------- --------------- ----------------

                   Totals                                         $           0.55       2,524,405        2,524,405
                                                                  ================ =============== ================


                              CONDOR CAPITAL, INC.
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                                       March 31, 2001 and September 30, 2000


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

Item  2.           Management's  Discussion  and  Analysis  or
                    Plan  of  Operation


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS.


The following discussion and analysis should be read together with the Quarterly Report of Condor Capital Inc., Consolidated Financial Statements of Condor Capital Inc. and the notes to the Consolidated Financial Statements included elsewhere in this Form 10-QSB.

This discussion summarizes the significant factors affecting the consolidated operating results, financial condition and liquidity and cash flows of Condor Capital Inc. for the quarter ending March 31, 2001. Except for historical information, the matters discussed in this Management's Discussion and Analysis of Financial Condition and Results of Operations are forward looking statements that involve risks and uncertainties and are based upon judgments concerning various factors that are beyond our control. Actual results could differ materially from those projected in the forward-looking statements as a result of, among other things; the factors described below under the caption "Cautionary Statements and Risk Factors."

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

The  Company  also  entered  into  a  Heads  of  Agreement   contract  with  DSL
Communication Ltd., Sing-Hai Communication Technologies Co. Ltd. and HighTouch Broadband, Inc. (the "DSL Group") of the goal of acquiring 100% of the DSL Group.

Subsequent Events

As of the date of filing, the Company has terminated negotiations under the Heads Of Agreement to acquire 100% of DSL Communication Ltd., Sing-Hai Communication Technologies Co. Ltd. and HighTouch Broadband, Inc. (the "DSL Group") and that the transaction will not be proceeding.

As of the date of filing, the Company has decided to discontinue its involvement with Konnect Corp. The Company is currently assessing its options with respect to its Joint Venture Agreement with Tech - Catalyst Ventures Inc. in relation to Konnect Corp.


Management believes that it has isolated demand for future acquisition(s) amongst existing private corporations and is endeavoring to acquire said opportunities to ensure corporate growth and shareholder value.

Plan of Acquisition

In evaluating target companies, Management intends to concentrate on identifying prospects that ensure the Company growth in the communication environment. Essentially, this will entail a determination by Management as to whether or not the prospects are in an environment that appears promising and whether or not these prospects themselves have the potential to enhance the Company's position within the targeted industry. The Company is in the process of overhauling its current corporate infrastructure, pursuing strategic acquisitions, mergers, partnerships or alliances, and pursuing capital funding to support this new initiative.


PERIOD ENDING MARCH 31, 2001

NET SALES AND GROSS PROFIT.

The Company did not realize any sales or other areas of revenue generation during the quarter ending March 31, 2001. The Company did not realize any sales or profit for the quarter ending March 31, 2001.

OPERATING AND GENERAL AND ADMINISTRATIVE EXPENSES.

The  Company  realized   operating   expenses  of  $  568,343  and  general  and
administrative expenses of $ 37,122 on costs related to the operations of the Company for the quarter ending March 31, 2001.

The increase in expenses is primarily due to the Company's investment into network infrastructure, development and operational costs as well as its pursuit of acquisition, merger or partnership candidates and the cost associated with increased legal fees, filings and other general expenses relating to the normal operation of the Company.

EXTRAORDINARY EXPENSES

The Company realized an extraordinary loss during the past fiscal year as a result of a write down of good will, $1,578,350.00 and a loss on investment of $220,000.00. These extraordinary expenses resulted in a fully diluted loss of $0.09 per share. No significant expenses have been incurred since the year end report.

LIQUIDITY AND CAPITAL RESOURCES.

The Company's primary needs for funds are to provide working capital associated with the normal operations of the Company and for financial demands required to complete the acquisition, merger or partnership with strategically positioned entities necessary for the fulfillment of the Company's "Digital Data Management" directive. Funds are also required to promote future business development and market awareness. Working capital for the three months ended March 31, 2001was funded primarily through management and shareholder loans.

Cash provided by operating activities during the three months ended March 31, 2001was $160,102. Cash was used primarily in the acquisition of property and equipment as well as legal fees, proxies, transfer agent costs, filings and other costs relating to the daily operation of the Company

No shares of Common Stock were issued for the period ending March 31, 2001. On November 24, 2000, the Company executed a promissory note in favor of Shefik Hassan in the principal amount of $508,904.67, relating to advances to the Company. As of March 31, 2001these advances totaled $ 530,021.

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

CAUTIONARY FORWARD - LOOKING STATEMENT

Statements included in this Management's Discussion and Analysis of Financial Condition and Results of Operations, and in future filings by the Company with the Securities and Exchange Commission, in the Company's press releases and in oral statements made with the approval of an authorized executive officer which are not historical or current facts are "forward-looking statements" made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. The following important factors, among others, in some cases have affected and in the future could affect the Company's actual results and could cause the Company's actual financial performance to differ materially from that expressed in any forward-looking statement: (i) the extremely competitive conditions that currently exist in the communications marketplace are expected to continue, placing further pressure on pricing which could adversely impact sales and erode profit margins; (ii) many of the Company's major competitors in its channels of distribution have significantly greater financial resources than the Company; and (iii) the inability to carry out marketing and sales plans would have a materially adverse impact on the Company's projections. The foregoing list should not be construed as exhaustive and the Company disclaims any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

                           PART II - OTHER INFORMATION

Item  1.  Legal Proceedings

     None.


Item  2.  Changes  in  Securities  and  Use  of  Proceeds

     None.

Item 6. Exhibits  and  Reports  on  Form  8-K

(A)     Exhibits
        --------

None

(B)     Reports  on  Form  8-K
        ----------------------

None


SIGNATURES

     In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the Undersigned, thereunto duly authorized.

                                                  CONDOR CAPITAL INC.
                                                     (Registrant)


     Dated: May 25, 2001                     /S/
                                                  ------------------------
                                                  By:  Lee Gahr
                                                  President and CEO



     Dated: May 25, 2001                     /S/
                                                  ------------------------
                                                  By: Paul Les Hammond
                                                  CFO