Form 10QSB
period 2001-06-30
CONDOR CAPITAL INC
filed 2001-09-17
CIK 831375

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549


                                   FORM 10-QSB

     [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

     [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______ TO _______

                       Commission File Number 033-20848-D

                               CONDOR CAPITAL INC.
              ---------------------------------------------------
             (Exact Name of Registrant as specified in its charter)

     NEVADA                                                   84-1075696
 ------------------------------                     --------------------------
(State or other jurisdiction of                    (I.R.S. Employer I.D. Number)
Incorporation or organization)

     3753 Howard Hughes Pky., Suite 2012, Las Vegas, Nevada       89109
     -------------------------------------------------------      --------
     (Address of principal executive offices)                    (Zip Code)


                                 (702) 892-3730
               --------------------------------------------------
              (Registrant's telephone number, including area code)


                                       N/A
          -------------------------------------------------------------
          (Former name or former address, if changed since last report)


     Indicate by check mark whether the registrant: (1) filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X].

     On June 30, 2001 there were 20,155,010 shares of the registrant's Common Stock, no par value, issued and outstanding.

     Transitional Small Business Disclosure Format. Yes [ ] No [ X ]

     This Form 10-QSB has 20 pages, the Exhibit Index is located at page 19.

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

     In the opinion of the Company, all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position of the Company as of June 30, 2001 and the results of its operations and changes in its financial position from inception through June 30, 2001 have been made. The results of operations for such interim period is not necessarily indicative of the results to be expected for the entire year.

                          Index to Financial Statements
                                                                          Page
Balance Sheets ........................................................... 3
Statements of Operations.................................................. 5
Statements of Cash Flows.................................................. 6
Notes to Financial Statements for Period.................................. 8

     All other schedules are not submitted because they are not applicable or not required or because the information is included in the financial statements or notes thereto.

                              CONDOR CAPITAL, INC.
                          (A Development Stage Company)
                           Consolidated Balance Sheets


                                     ASSETS

                                                   June 30,      September 30,
                                                     2001           2000
                                                  ------------   ------------
                                                  (Unaudited)
CURRENT ASSETS

   Cash                                           $    65,384    $    83,922
   Recoverable taxes                                   53,227             -
   Advance receivable - related party                   4,000             -
                                                  -------------  ------------

     Total Current Assets                             122,611         83,922
                                                  -------------  ------------

FIXED ASSETS

   Office furniture and equipment                      11,217         10,000
   Leasehold improvements                               1,951          1,802
   Leasing equipment                                  908,035         10,879
   Less: accumulated depreciation                    (199,672)        (1,219)
                                                  -------------  ------------

     Total Fixed Assets                               721,531         21,462
                                                  -------------  ------------

OTHER ASSETS

   Deposits                                           169,687        169,687
                                                  -------------  ------------

     Total Other Assets                               169,687        169,687
                                                  -------------  ------------

     TOTAL ASSETS                                 $ 1,013,829    $   275,071
                                                  =============  ============

     The accompanying notes are an integral part of these consolidated financial statements.

                              CONDOR CAPITAL, INC.
                          (A Development Stage Company)
                     Consolidated Balance Sheets (Continued)


                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

                                                   June 30,      September 30,
                                                     2001           2000
                                                  ------------   ------------
                                                  (Unaudited)
CURRENT LIABILITIES
   Accounts payable                               $ 1,908,450    $    53,369
   Accrued expenses                                   233,914         15,977
   Payable - related party (Note 3)                   121,155         30,558
   Notes payable (Note 2)                             334,817        380,881
                                                  -------------  ------------

     Total Current Liabilities                      2,598,336        480,785
                                                  -------------  ------------

STOCKHOLDERS' EQUITY (DEFICIT)

   Preferred stock: no par value, 25,000,000 shares
     authorized, none issued and outstanding              -              -
   Common stock: $0.001 par value; 100,000,000 shares
    authorized, 20,155,010 shares
       issued and outstanding                          20,155         20,155
   Additional paid-in capital                       2,577,462      2,190,861
   Deficit accumulated prior to
     the development stage                           (172,222)      (172,222)
   Deficit accumulated during the
     development stage                             (4,009,902)    (2,244,508)
                                                  -------------  ------------

       Total Stockholders' Equity (Deficit)        (1,584,507)      (205,714)
                                                  -------------  ------------

       TOTAL LIABILITIES AND STOCKHOLDERS'
         EQUITY (DEFICIT)                         $ 1,013,829    $   275,071
                                                  =============  ============


     The accompanying notes are an integral part of these consolidated financial statements.

                              CONDOR CAPITAL, INC.
                          (A Development Stage Company)
                      Consolidated Statements of Operations
                                   (Unaudited)

                                                                                                            From
                                                                                                         Inception of the
                                                                                                         Development
                                                                                                          Stage on
                                                                                                          October 1,
                                            For the Three Months Ended      For the Nine Months Ended    1990 Through
                                                     June 30,                        June 30,              June 30,
                                           -----------------------------------------------------------   ------------
                                               2001           2000            2001           2000           2001
                                           ------------   -------------   -------------   ------------   ------------
REVENUE                                    $         -    $          -    $          -    $         -    $         -
                                           ------------   -------------   -------------   ------------   ------------

EXPENSES

   Depreciation                                 76,368               -         198,453              -        199,672
   Professional fees                             2,900               -         105,257              -        157,934
   Directors' fees                                   -               -          75,000              -         75,000
   Rent                                              -               -          21,882              -         41,949
   General and administrative                      307          30,002         358,188         54,248        704,398
   Network operating costs                           -               -         937,279              -        937,279
                                           ------------   -------------   -------------   ------------   ------------

     Total Expenses                             79,575          30,002       1,696,059         54,248      2,116,232
                                           ------------   -------------   -------------   ------------   ------------

LOSS FROM OPERATIONS                           (79,575)        (30,002)     (1,696,059)       (54,248)    (2,116,232)
                                           ------------   -------------   -------------   ------------   ------------

OTHER INCOME (EXPENSE)

   Loss on disposal of assets                        -               -               -              -        (20,169)
   Write down of goodwill                            -               -               -     (1,578,350)    (1,578,350)
   Interest income                                   -               -               -              -            471
   Interest expense                            (40,083)              -         (93,037)             -       (106,604)
   Gain (loss) on exchange rate                      -               -          23,702              -         23,292
   Loss on investment                                -               -               -       (220,000)      (220,000)
   Gain on settlement of debt                        -               -               -              -          7,690
                                           ------------   -------------   -------------   ------------   ------------

     Total Other Income (Expense)              (40,083)              -         (69,335)    (1,798,350)     (1,893,670)
                                           ------------   -------------   -------------   ------------   ------------

LOSS BEFORE INCOME TAXES                      (119,658)        (30,002)     (1,765,394)    (1,852,598)     (4,009,902)

PROVISION FOR INCOME TAXES                           -               -               -              -               -
                                           ------------   -------------   -------------   ------------   ------------

NET LOSS                                   $  (119,658)   $    (30,002)   $ (1,765,394)   $(1,852,598)   $(4,009,902)
                                           ============   =============   =============   ============   ============

BASIC AND DILUTED LOSS
 PER SHARE                                $     (0.01)   $      (0.00)   $      (0.09)   $     (0.10)
                                          ============   =============   =============   ============

WEIGHTED AVERAGE SHARES
 OUTSTANDING                               20,155,010      20,155,010      20,155,010     18,924,753
                                          ============   =============   =============   ============

     The accompanying notes are an integral part of these consolidated financial statements.

                              CONDOR CAPITAL, INC.
                          (A Development Stage Company)
                      Consolidated Statements of Cash Flows
                                   (Unaudited)


                                                                                   From
                                                                                 Inception of
                                                                                the Development
                                                                                  Stage on
                                                                                  October 1,
                                                  For the Nine Months Ended      1990 Through
                                                       June 30,                    June 30,
                                                  --------------------------------------------
                                                       2001           2000            2001
                                                  ------------   -------------   -------------
REVENUE                                           $         -    $          -    $          -
                                                  ------------   -------------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES

   Net loss                                       $(1,765,394)   $ (1,852,598)   $ (4,009,902)
   Adjustments to reconcile net loss to net
    cash provided by operating activities:
     Loss on disposal of assets                             -               -          20,169
     Depreciation                                     198,453               -         199,672
     Amortization of discount on note payable          51,370               -          51,370
     Fair value of options expense                    140,027               -         140,027
     Common stock issued for services                       -           1,500           8,200
     Write-down of goodwill                                 -       1,578,350       1,578,350
     Allowance for investments                              -         220,000         220,000
     Management services contributed                        -               -          31,900
   Changes in assets and liabilities:
     (Increase) decrease in prepaid expenses                -               -           3,634
     (Increase) decrease in recoverable taxes         (53,227)              -         (53,227)
     (Increase) decrease in deposits                        -               -        (169,687)
     Increase (decrease) in accounts payable        1,855,081          40,750       1,907,311
     Increase (decrease) in accrued expenses          217,937               -         233,914
                                                  ------------   -------------   -------------

       Net Cash Provided by Operating Activities      644,247         (11,998)        161,731
                                                  ------------   -------------   -------------

CASH FLOWS FROM INVESTING ACTIVITIES

   Purchase of property and equipment                (898,522)        (16,625)       (921,203)
                                                  ------------   -------------   -------------

       Net Cash Used by Financing Activities         (898,522)        (16,625)       (921,203)
                                                  ------------   -------------   -------------

CASH FLOWS FROM FINANCING ACTIVITIES

   Cash proceeds from acquisition of subsidiary             -          76,650          76,650
   Proceeds from sale of common stock                       -               -          44,435
   Proceeds from notes payable                        149,140               -         532,021
   Payment of notes payable                                 -               -          (2,000)
   Proceeds from related parties                       90,597          29,792         121,155
   (Increase) decrease in advances receivable          (4,000)              -          (4,000)
   Contributions to capital                                 -               -          14,000
                                                  ------------   -------------   -------------

       Net Cash Provided by Financing Activities  $   235,737    $    106,442    $    782,261
                                                  ------------   -------------   -------------

     The accompanying notes are an integral part of these consolidated financial statements.

                              CONDOR CAPITAL, INC.
                          (A Development Stage Company)
                Consolidated Statements of Cash Flows (Continued)
                                   (Unaudited)

                                                                                  From
                                                                                Inception of
                                                                                the Development
                                                                                  Stage on
                                                                                  October 1,
                                                  For the Nine Months Ended      1990 Through
                                                            June 30,               June 30,
                                                  --------------------------------------------
                                                       2001           2000            2001
                                                  ------------   -------------   -------------
INCREASE (DECREASE) IN CASH                       $   (18,538)   $     77,819    $     22,789

CASH AT BEGINNING OF PERIOD                            83,922             201          42,595
                                                  ------------   -------------   -------------

CASH AT END OF PERIOD                             $    65,384    $     78,020    $     65,384
                                                  ============   =============   =============


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

                              CONDOR CAPITAL, INC.
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                      June 30, 2001 and September 30, 2000

NOTE 1 - CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

     The accompanying consolidated financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 2001 and for all periods presented have been made.

     Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's September 30, 2000 audited consolidated financial statements. The results of operations for the periods ended June 30, 2001 and 2000 is not necessarily indicative of the operating results for the full years.

NOTE 2 - NOTES PAYABLE

     On November 24, 2000, the Company issued a note payable to an individual who had loaned the Company $508,905. The note is due on demand and accrues interest at 12% per annum. The holder of the note received one warrant for each dollar loaned to the Company in conjunction with the note. Each warrant is convertible into one share of the Company's common stock at an exercise price of $0.55 per share. The warrants expire in three years on November 23, 2003. Interest expense associated with this note amounted to $32,588 for the nine months ended June 30, 2001.

     The Company recorded a discount on the note in order to allocate to additional paid-in capital the value of the beneficial conversion feature of the note. The beneficial conversion feature of the note consists of the attached warrants giving the holder the right to purchase shares of the Company's common stock (the warrants had an estimated fair value of $0.48 each on the grant date using the Black-Scholes option pricing model). The value of the beneficial conversion feature was computed as the lesser of
     (1) the fair value of the warrants or (2) total proceeds of the notes. As of the date of the issuance of the note, $246,574 (the fair value of the warrants on November 24, 2000) was allocated to additional paid-in capital and a corresponding discount offset the liability under the note. The discount is being amortized to interest expense over the term of the warrants or three years. If the note is paid off prior to three years, the balance of the discount will be expensed as interest at that time. The balance of the note less the discount was $313,701 as of June 30, 2001. During the nine months ended June 30, 2001, interest expense of $51,370 was recognized as the result of amortization of the discount.

     The Company has an additional  note payable with the same  individual.  The note is also due on demand and accrues interest at 12% per annum. The balance of the note was $21,116 as of June 30, 2001. Interest expense associated with this note amounted to $1,900 for the nine months ended June 30, 2001.

                              CONDOR CAPITAL, INC.
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                      June 30, 2001 and September 30, 2000

NOTE 3 - PAYABLE - RELATED PARTY

     The President of the Company has made several advances to the Company. The Company makes payments on these advances when funds are available. The advances are due on demand and accrue interest at 12% per year. As of June 30, 2001 and September 30, 2000, the balance of these advances was $121,155 and $30,558, respectively. Interest expense associated with these advances was $7,179 for the nine months ended June 30, 2001

NOTE 4 - STOCK OPTIONS AND WARRANTS

     As  permitted  by  FASB   Statement   123   "Accounting   for  Stock  Based
     Compensation" (SFAS No. 123), the Company elected to measure and record compensation cost relative to employee stock option costs in accordance with Accounting Principles Board ("APB") Opinion 25, "Accounting for Stock Issued to Employees," and related interpretations and make proforma disclosures of net income and earnings per share as if the fair value method of valuing stock options had been applied. Under APB Opinion 25, compensation cost is recognized for stock options granted to employees when the option price is less than the market price of the underlying common stock on the date of grant. As of June 30, 2001, there were 1,680,358 options outstanding which were granted to employees. All of these options were issued with an exercise price equal to the market price on the date of issuance.

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

     On November 20, 2000, the Company issued 335,142 options to a company as additional compensation for services rendered. Under the accounting provisions of SFAS No. 123, the Company recorded an additional expense of $140,027 which is recorded in the general and administrative expenses.

     On November 20, 2000, the Company also issued 1,680,358 options to three employees of the Company. Under the accounting provisions of SFAS No. 123, the Company's net loss would have been increased by the proforma amounts indicated below:

                              CONDOR CAPITAL, INC.
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                      June 30, 2001 and September 30, 2000


NOTE 4 - STOCK OPTIONS AND WARRANTS (Continued)


                                                            For the
                                                       Nine Months Ended
                                                          June 30,
                                                  ---------------------------
                                                     2001           2000
                                                  ------------   ------------
     Net loss:
          As reported                             $(1,765,394)   $(1,854,537)
          Proforma                                 (2,467,468)    (1,854,537)

     Net loss per share:
          As reported                             $     (0.09)   $     (0.10)
          Proforma                                      (0.12)         (0.10)

     During the initial phase-in period of SFAS 123, the effect on pro forma results are not likely to be representative of the effects on pro forma results in future years since options vest over several years and additional awards could be made each year.

     A summary of the status of the Company's stock options and warrants as of June 30, 2001 and changes during the year is presented below:

                                                                  Weighted
                                                                  Average
                                                                  Exercise
                                                    Shares          Price
                                                  ------------   ------------
     Outstanding, October 1, 2000                          -     $         -
          Warrants granted                            508,905           0.55
          Options granted                           2,015,500           0.55
          Exercised                                         -              -
                                                  ------------   ------------

     Outstanding, June 30, 2001                     2,524,405    $      0.55
                                                  ============   ============

     Exercisable, June 30, 2001                     2,524,405    $      0.55
                                                  ============   ============

     Weighted average fair value of options
       and warrants granted during the period                    $      0.43
                                                                 ============

                                                         Number          Number
                      Date    Expiration     Exercise   Outstanding    Exercisable
     Description     Issued     Date           Price    at 6/30/01     at 6/30/01
     ------------   --------  ---------     ---------  ------------   -------------
     Options        11-20-00  11-19-03      $ 0.55     2,015,500      2,015,500
     Warrants       11-24-00  11-23-03        0.55       508,905        508,905
                                                       ------------   -------------
          Totals                            $ 0.55     2,524,405      2,524,405
                                            =========  ============   =============

                              CONDOR CAPITAL, INC.
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                      June 30, 2001 and September 30, 2000

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

     This discussion summarizes the significant factors affecting the consolidated operating results, financial condition and liquidity and cash flows of Condor Capital Inc. for the quarter ending June 30, 2001. Except for historical information, the matters discussed in this Management's Discussion and Analysis of Financial Condition and Results of Operations are forward looking statements that involve risks and uncertainties and are based upon judgments concerning various factors that are beyond our control. Actual results could differ materially from those projected in the forward-looking statements as a result of, among other things; the factors described below under the caption "Cautionary Statements and Risk Factors."

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

     The Company has also created a joint venture entity, Konnect Corp. a Delaware corporation, specifically for the development of a digital network required by Application Service Providers for real time interactive data networking, enabling reliable, secure, high speed, high quality application services within digital data management, developed by with Tech-Catalyst Ventures Inc.("Tech").

     The Company also entered into a Heads of Agreement contract with DSL Communication Ltd., Sing-Hai Communication Technologies Co. Ltd. and HighTouch Broadband, Inc. (the "DSL Group") of the goal of acquiring 100% of the DSL Group.

     The Company also entered into a Heads of Agreement contract with Applied Communications Technologies ("ACT") of the goal of acquiring 100% of ACT.

     Subsequent Events
     -----------------

     As of the date of filing, the Company has terminated negotiations under the Heads Of Agreement to acquire 100% of DSL Communication Ltd., Sing-Hai Communication Technologies Co. Ltd. and HighTouch Broadband, Inc. (the "DSL Group") and that the transaction will not be proceeding.

     As of the date of filing, the Company has decided to discontinue its involvement in Konnect Corp. The Company is currently assessing its options with respect to its Joint Venture Agreement with Tech - Catalyst Ventures Inc. in relation to Konnect Corp.

     The Company has further decided that as of the date of filing, not to pursue and involvement with Applied Communication Techniques of London, England.

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

PERIOD ENDING JUNE 30, 2001
---------------------------

     NET SALES AND GROSS PROFIT
     --------------------------

     The Company did not realize any sales or other areas of revenue generation during the quarter ending June 30, 2001. The Company did not realize any sales or profit for the quarter ending June 30, 2001.

     OPERATING AND GENERAL AND ADMINISTRATIVE EXPENSES
     -------------------------------------------------

     The Company realized operating expenses of $568,343 and general and administrative expenses of $37,122 on costs related to the operations of the Company for the quarter ending June 30, 2001.

     The expenses are primarily due to the Company's investment into network infrastructure, development and operational costs as well as its pursuit of acquisition, merger or partnership candidates and the cost associated with increased legal fees, filings and other general expenses relating to the normal operation of the Company.

     EXTRAORDINARY EXPENSES
     ----------------------

     The Company realized an extraordinary loss during of the past fiscal year as a result of a write down of good will, $1,578,350.00 and a loss on investment of $124,336.42. These extraordinary expenses resulted in a fully diluted loss of $0.06 per share. No significant expenses have been incurred since the year end report.

     LIQUIDITY AND CAPITAL RESOURCES
     -------------------------------

     The Company's primary needs for funds are to provide working capital associated with the normal operations of the Company and for financial demands required to complete the acquisition, merger or partnership with strategically positioned entities necessary for the fulfillment of the Company's "Digital Data Management" directive. Funds are also required to promote future business development and market awareness. Working capital for the four months ended June 30, 2001 was funded primarily through management and shareholder loans.

     No shares of Common Stock were issued for the period ending June 30, 2001. On November 24, 2000, the Company executed a promissory note in favor of Shefik Hassan in the principal amount of $508,904.67, relating to advances to the Company. As of June 30, 2001 these advances totaled $525,501.

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

RISK FACTORS
------------

     Future Capital Requirements; Uncertainty Of Future Funding
     ----------------------------------------------------------

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

     Substantial Doubt That The Company Can Continue As A Going Concern
     ------------------------------------------------------------------

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

     Patents and Proprietary Rights
     ------------------------------

     The Company does not rely on patents, contractual rights, trade secrets, trademarks, and copyrights to establish and protect its proprietary rights in products. The Company does not have any patented technology.

     Dependence on Key Employees
     ---------------------------

     The Company currently has no key employees. Historically, the Company has not employed any person who has been expected to make significant contributions to the business of the Registrant and who is not an executive officer. In the event of future growth in administration, marketing, and merger or acquisition support functions, the Company may have to increase the depth and experience of its management team by adding new members. The Company's success will depend to a large degree upon the active participation of its key officers and directors. Loss of services of any of the current officers and directors could have a significant adverse effect on the operations and prospects of the Company. There can be no assurance that it will be able to employ qualified persons on acceptable terms to replace officers that become unavailable.

     Need For Additional Specialized Personnel
     -----------------------------------------

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

     Risks of "Penny  Stocks."
     -----------------------

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

     Market For Common Stock
     -----------------------

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

     Discretionary Use of Proceeds
     -----------------------------

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

     Unascertainable Risks Associated with Potential Future Acquired Businesses
     --------------------------------------------------------------------------

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

     Risks Associated with Acquisitions, Strategic Relationships
     -----------------------------------------------------------

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

     Uncertain Structure of Future Acquisitions
     ------------------------------------------

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

     Conflicts of Interest; Related Party Transactions
     -------------------------------------------------

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

                          PART II - OTHER INFORMATION.

Item 1.  Legal Proceedings.

     There are no pending legal proceedings involving the Registrant and the Registrant is not aware of any proceeding that any governmental authority or any other party is contemplating.

Item 2.  Changes in Securities.

     Not required.

Item 3.  Defaults Upon Senior Securities.

     Not required.

Item 4.  Submission of Matters to a Vote of Security Holders.

     None.

Item 5.  Other Information.

     Termination of Contract with Shangri - La Management Limited.
     ------------------------------------------------------------

     On July 31, 2001 the Business and Management Services Agreement between the Registrant and Shangri - La Management Limited was terminated. Shangri - La is claiming that it is owed $325,000 of unpaid fees pursuant to the contract. The Registrant disputes this claim. Shangri -La is owned by former officer and director Les Hammond.

     Resignation of Les Hammond.
     --------------------------

     On August 13, 2001, Les Hammond tendered his resignation as an officer and director of the Registrant.

Item 6.  Exhibits and Reports on Form 8-K.

     (a) List of Exhibits  attached or  incorporated  by referenced  pursuant to
Item 601 of Regulation S-B.

     Exhibit
     Number      Description
     -----------------------
     2.1(a)(+)  Acquisition  Agreement  and Plan of  Reorganization  with Rogart
          Limited, a corporation organized under the laws of the Turkish Republic of Northern Cyprus. (Incorporated from the Registrants Form 8-K filed February 16, 2000, Commission file number 33-20848-D)

     2.1(b)(+) Articles of Merger of Condor Capital, Inc. a Colorado Corporation into Condor Capital, Inc. a Nevada Corporation. (Incorporated from the Registrants Form 8-K filed May 17, 2000, Commission file number 33-20848-D)

     3.1(a)(+) Articles of Incorporation of Registrant as amended. (Incorporated by reference to Registrant's Form 10-KSB filed for the fiscal year ended September 30, 1997)

     3.1(b)(+)  Bylaws  of   Registrant.   .   (Incorporated   by  reference  to
          Registrant's Form 10-KSB filed for the fiscal year ended September 30,
          1997)

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

     10.2(+) On June 7,  2000,  the  Registrant  entered  into  an  Amended  and
          Restated Joint Venture Agreement with Tech-Catalyst Ventures Inc.("Tech"), of Vancouver, British Columbia which completely amends, restates, and supersedes the Joint Venture Agreement dated March 22, 2000 (Incorporated by reference to Registrant's Form 8-K filed June 9,
          2000)

     10.3(+) On March 2, 2001, the Registrant  entered into a Heads Of Agreement to acquire 100% of DSL Communication Ltd., Sing-Hai Communication Technologies Co. Ltd. and HighTouch Broadband, Inc. (the "DSL Group"). (Incorporated by reference to Registrant's Form 8-K filed March 7,
          2001)

     (+) Previously filed.
     (+)(+) Filed herewith.

     (b) The following reports were filed on Form 8-K during the quarter for which this report is filed:

     On June 6, 2001 the Registrant filed a Current Report on Form 8-K regarding the Registrant's terminating of the negotiations of an agreement to acquire DSL Communications Ltd., and its termination of the Registrant's joint venture with Konnect Corp.

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

                                                     CONDOR CAPITAL INC.
                                                     (Registrant)


September 14, 2001                                   /s/ Lee Gahr
                                                     ------------------------
                                                     By:  Lee Gahr
                                                     President and
                                                     Chief Financial Officer